Form 10-Q
period 2011-03-31
RICH STAR DEVELOPMENT, CORP
filed 2011-05-11
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166454

Rich Star Development Corporation
(Exact name of registrant as specified in its charter)

Nevada	42-1769584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Charleston Blvd., Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 722-0865
Registrant’s telephone number, including area code

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of April 30, 2011.

RICH STAR DEVELOPMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2011

PART I

Item 1	Financial Information

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$15,095	$22,949
Total current assets	15,095	22,949

Total assets	$15,095	$22,949

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$925	$7,860
Total current liabilities	925	7,860

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(87,330)	(86,411)
Total stockholders’ equity	14,170	15,089

Total liabilities and stockholders' equity	$15,095	$22,949

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From May 29, 2009
	Three Months Ended		(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

General and administrative expenses	$919	$26,227	$87,330

Net loss	$(919)	$(26,227)	$(87,330)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	3,500,000	3,500,000	2,846,191

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity
Three Months Ended March 31, 2011 and from May 29, 2009 (inception) to March 31, 2011

				Deficit
				Accumulated
				During the	Total
	Common Stock, $0.001 Par Value		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity

Issuance of common stock for services - founders ($0.001/share)	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock for cash ($0.05/share)	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(919)	(919)

Balance, March 31, 2011 (Unaudited)	3,500,000	$3,500	$98,000	$(87,330)	$14,170

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From May 29, 2009
	Three Months Ended		(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(919)	$(26,227)	$(87,330)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services - founders	-	-	1,500
Increase (decrease) in accounts payable	(6,935)	-	925
Net cash used in operating activities	(7,854)	(26,227)	(84,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	65,000
Repayments on loan payable - stockholder	-	(50,000)	(65,000)
Proceeds from sale of common stock	-	-	100,000
Net cash provided by (used in) financing activities	-	(50,000)	100,000

Net increase (decrease) in cash	(7,854)	(76,227)	15,095

Cash - beginning of period	22,949	99,971	-

Cash - end of period	$15,095	$23,744	$15,095

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form S-1 for the years ended December 31, 2010 and 2009.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009. The Company intends to become a distribution company that will import and source locally, products in the food service business. The Company has yet to commence operations.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the valuation allowance for deferred tax assets, due to continuing and expected future losses, and share-based payments.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●
Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

The Company's financial instruments consisted primarily of cash, accounts payable, and loan payable - stockholder. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2011 and December 31, 2010, due to the short-term nature of these instruments.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the statement of operations, depending on the nature of the services provided.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company also has no common stock equivalents.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim financial statements.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $919 and net cash used in operations of $7,854 for the three months ended March 31, 2011.  The Company has no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $87,330.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 Note 5 Loan Payable - Stockholder

In April 2009, the Company entered into an agreement with a stockholder that would advance $65,000 in connection with consulting services rendered and to be rendered in the future.  All advances are and will be non-interest bearing, unsecured, and due on demand.

As of December 31, 2009, the Company recorded an amount due of $50,000.  In January 2010, the stockholder advanced the remaining $15,000. In January 2010, the $65,000 loan was repaid in full.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Note 6 Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 7 Stockholders’ Equity

(A)	Stock Issued for Services

In August 2009, the Company issued 1,500,000 shares of common stock to its founders for pre incorporation services, having a fair value of $1,500 ($0.001/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

(B)	Stock Issued for Cash

In November 2009, under the terms of a private placement, the Company issued 2,000,000 shares of common stock for $100,000 ($0.05/share).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Rich Star Development Corporation’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Rich Star Development Corporation through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Rich Star Development Corporation undertakes no obligation to update or revise any forward-looking statements.

History and Overview

Rich Star Development Corporation (the Company) was incorporated on May 29, 2009 under the laws of the State of Nevada.

We are a start-up wholesale distribution company that plans to import and source locally, products in the food service business including food, paper and janitorial products and restaurant utensils and equipment. The Company’s initial customers expect to include the restaurant and hospitality industries as well as small retail grocery stores.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended March 31, 2011 and 2010 and for the period from May 29, 2009 (inception) to March 31, 2011:

Revenue

The Company did not generate any revenue during the three months ended March 31, 2011 and 2010 and during the period from May 29, 2009 (inception) to March 31, 2011.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the three months ended March 31, 2011 were $919 for general and administrative expenses, as compared to $26,227 for the three months ended March 31, 2010.  The largest components of general and administrative expense during the three months ended March 31, 2011 and 2010 were accounting fees in the amounts of $925 and $10,300, consulting fees in the amounts of $-0- and $15,000 and transfer agent fees in the amounts of $-0- and $940, respectively.

Our total expenses for the period from May 29, 2009 (inception) to March 31, 2011 were $87,330 for general and administrative expenses.  The largest components of general and administrative expense during that period were accounting fees in the amount of $19,145, consulting fees in the amount of $65,000, director’s fee in the amount of $1,500 and transfer agent fees in the amount of $1,130.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2011 was $919 as compared to a net loss of $26,227 for the three months ended March 31, 2010.  Our net loss for the period from May 29, 2009 (inception) to March 31, 2011 was $87,330.

Liquidity and Financial Condition

As of March 31, 2011 we had current assets of $15,095, current liabilities of $925 and negative working capital of $14,170 as compared to current asset of $22,949, current liabilities of $7,860 and negative working capital of $15,089 at December 31, 2010.

Operating Activities

During the three months ended March 31, 2011, the Company used cash in the amount of $7,854 for operating activities. This includes a net loss of $919 offset by a $6,935 decrease in accounts payable.

By comparison, during the three months ended March 31, 2010, the Company used cash in the amount of $26,227 for operating activities. Cash used in operating activities included net loss of $26,227.

During the period from Mary 29, 2009 (inception) to March 31, 2011, the Company used $84,905 of cash in operating activities.  This included a net loss of $87,330 offset by stock issued for services in the amount of $1,500 and a $925 increase in accounts payable.

Investing Activities

There were no investing activities for the three months ended March 31, 2011 and 2010 and for the period from May 29, 2009 (inception) to March 31, 2011.

Financing Activities

There were no financing activities for the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company repaid advances due to the stockholder in the amount of $50,000, for total cash used in financing activities of $50,000.

From May 29, 2009 (inception) to March 31, 2011, the Company received stockholder advances in the amount of $65,000, repaid the $65,000 due to the stockholder and received proceeds from sale of common stock in the amount of $100,000, for total cash provided by financing activities of $100,000.

We currently do not have sufficient funds to satisfy the minimum cash requirements to implement our business plan over the next twelve months.  Due to our brief history and historical net losses, our operations have not been a source of liquidity.  Therefore, our ability to continue as a going concern is dependent on our ability to raise additional capital.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $919 and net cash used in operations of $7,854 for the three months ended March 31, 2011.  The Company has no revenues and incurred losses since inception resulting in a deficit accumulated of $87,330 during the development stage.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

Plan of Operations

We are a start-up wholesale distribution company that plans to import and source locally products in the food service business including food, paper and janitorial products and restaurant utensils and equipment. The Company’s initial customers expect to include the restaurant and hospitality industries as well as small retail grocery stores.

Our business is in the developmental stage.  We have not yet begun to implement our business plan.

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations to generate revenue.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Upon receipt of sufficient financing, our goal is to buy direct from factories, establish joint ventures and develop private brand products to achieve the best possible cost levels and maximize profitability.  The Company has no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the valuation allowance for deferred tax assets, due to continuing and expected future losses, and share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the statement of operations, depending on the nature of the services provided.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4	Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who also serves as our interim chief financial officer (“Officer”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 3	Defaults Upon Senior Securities

None.

Item 4	[Removed and Reserved]

None.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166454, filed May 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Star Development Corporation

Date: May 11, 2011	/s/ J. Many Yee Kung
Man Yee Kung, President, Director, Chief Executive Officer and Interim Chief Financial Officer, Principal Executive Officer and Interim Principal Financial Officer