Form 10-Q
period 2011-06-30
RICH STAR DEVELOPMENT, CORP
filed 2011-08-15
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of July 31, 2011.

RICH STAR DEVELOPMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2011

PART I

Item 1	Financial Statements

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$13,613	$22,949
Total current assets	13,613	22,949

Total assets	$13,613	$22,949

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$15,949	$7,860
Total current liabilities	15,949	7,860

Stockholders’ equity (deficit)
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(103,836)	(86,411)
Total stockholders’ equity (deficit)	(2,336)	15,089

Total liabilities and stockholders' equity (deficit)	$13,613	$22,949

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From May 29, 2009
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

General and administrative expenses	$16,506	$800	$17,425	$27,027	$103,836

Net loss	$(16,506)	$(800)	$(17,425)	$(27,027)	$(103,836)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000	2,924,270

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 29, 2009 Iinception) to June 30, 2011

				Deficit
				Accumulated
				During the	Total
	Common Stock, $0.001 Par Value		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock for services - founders ($0.001/share)	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock for cash ($0.05/share)	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(17,425)	(17,425)

Balance, June 30, 2011 (Unaudited)	3,500,000	$3,500	$98,000	$(103,836)	$(2,336)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From May 29, 2009
	Six Months Ended		(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,425)	$(27,027)	$(103,836)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services - founders	-	-	1,500
Increase in accounts payable	8,089	-	15,949
Net cash used in operating activities	(9,336)	(27,027)	(86,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	-	65,000
Repayments on loan payable - stockholder	-	(50,000)	(65,000)
Proceeds from sale of common stock	-	-	100,000
Net cash provided by (used in) financing activities	-	(50,000)	100,000

Net increase (decrease) in cash	(9,336)	(77,027)	13,613

Cash - beginning of period	22,949	99,971	-

Cash - end of period	$13,613	$22,944	$13,613

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009. The Company intends to become a distribution company that will import and source locally, products in the food service business. The Company has not yet implemented its business plan.

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2011 and December 31, 2010, due to the short-term nature of these instruments.

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our interim unaudited financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $17,425 and net cash used in operations of $9,336 for the six months ended June 30, 2011; and has a working capital deficit and stockholders’ deficit of $2,336 at June 30, 2011.  The Company has no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $103,836.

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

Note 6 Stockholders’ Equity

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

Three months ended June 30, 2011 and 2010:

Revenue

The Company did not generate any revenue during the three months ended June 30, 2011 and 2010.

Expenses

Our total expenses for the three months ended June 30, 2011 were $16,506 for general and administrative expenses, as compared to $800 for the three months ended June 30, 2010.  The largest component of general and administrative expense during the three months ended June 30, 2011 and 2010 were accounting fees in the amounts of $11,205 and $250, respectively.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2011 was $16,506 as compared to a net loss of $800 for the three months ended June 30, 2010.

Six months ended June 30, 2011 and 2010 and for the period from May 29, 2009 (inception) to June 30, 2011:

Revenue

The Company did not generate any revenue during the six months ended June 30, 2011 and 2010 and during the period from May 29, 2009 (inception) to June 30, 2011.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the six months ended June 30, 2011 were $17,425 for general and administrative expenses, as compared to $27,027 for the six months ended June 30, 2010.  The largest components of general and administrative expense during the six months ended June 30, 2011 and 2010 were professional fees in the amounts of $12,130 and $10,550, consulting fees in the amounts of $-0- and $15,000 and transfer agent fees in the amounts of $-0- and $940, respectively.

Our total expenses for the period from May 29, 2009 (inception) to June 30, 2011 were $103,836 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $30,350, consulting fees in the amount of $65,000, director’s fee in the amount of $1,500, legal fees totaling $1,445 and transfer agent fees in the amount of $1,130.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2011 was $17,425 as compared to a net loss of $27,027 for the six months ended June 30, 2010.  Our net loss for the period from May 29, 2009 (inception) to June 30, 2011 was $103,836.

Liquidity and Financial Condition

As of June 30, 2011 we had current assets of $13,613, current liabilities of $15,949 and working capital deficit of $2,336 as compared to current asset of $22,949, current liabilities of $7,860 and working capital of $15,089 at December 31, 2010.

Operating Activities

During the six months ended June 30, 2011, the Company used cash in the amount of $9,336 for operating activities. This includes a net loss of $17,425 offset by a $8,089 increase in accounts payable.

By comparison, during the six months ended June 30, 2010, the Company used cash in the amount of $27,027 for operating activities. Cash used in operating activities included net loss of $27,027.

During the period from Mary 29, 2009 (inception) to June 30, 2011, the Company used $86,387 of cash in operating activities.  This included a net loss of $103,836 offset by stock issued for services in the amount of $1,500 and a $15,949 increase in accounts payable.

Investing Activities

There were no investing activities for the six months ended June 30, 2011 and 2010 and for the period from May 29, 2009 (inception) to June 30, 2011.

Financing Activities

There were no financing activities for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company repaid advances due to the stockholder in the amount of $50,000, for total cash used in financing activities of $50,000.

From May 29, 2009 (inception) to June 30, 2011, the Company received stockholder advances in the amount of $65,000, repaid the $65,000 due to the stockholder and received proceeds from sale of common stock in the amount of $100,000, for total cash provided by financing activities of $100,000.

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

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $17,425 and net cash used in operations of $9,336 for the six months ended June 30, 2011; and has a working capital deficit and stockholders’ deficit of $2,336 at June 30, 2011.  The Company has no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $108,836.

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

Summary of Significant Accounting Policies

Our unaudited interim financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2011 and December 31, 2010, respectively, the cash balance did not exceed the federally insured limits.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who also serves as our interim chief financial officer (“Officer”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

Item 4	[Removed and Reserved]

None.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Star Development Corporation

Date: August 15, 2011	/s/ J. Many Yee Kung
Man Yee Kung, Chief Executive, Interim Chief Financial and Accounting Officer