Form 10-Q/A
period 2011-06-30
RICH STAR DEVELOPMENT, CORP
filed 2011-09-02
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
☒ Yes                      ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of July 31, 2011.

EXPLANATORY NOTE

Rich Star Development Corporation (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was originally filed on August 15, 2011 (the “Original Quarterly Report”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

The Original Quarterly Report has been revised solely to reflect the changes above. This Form 10-Q/A speaks only as of the date the Original Quarterly Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

Item 6	Exhibits

Number	Exhibit

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Star Development Corporation

Date: September 2, 2011	/s/ J. Many Yee Kung
Man Yee Kung, Chief Executive, Interim Chief Financial and Accounting Officer