Form 10-Q
period 2011-09-30
RICH STAR DEVELOPMENT, CORP
filed 2011-11-21
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of November 15, 2011.

RICH STAR DEVELOPMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2011

PART I

Item 1	Financial Statements

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets
Cash	$157	$22,949
Total current assets	157	22,949

Total assets	$157	$22,949

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$7,126	$7,860
Total current liabilities	7,126	7,860

Stockholders’ equity (deficit)
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(108,469)	(86,411)
Total stockholders’ equity (deficit)	(6,969)	15,089

Total liabilities and stockholders' equity (deficit)	$157	$22,949

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From May 29, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

General and administrative expenses	$5,552	$(9)	$22,058	$27,018	$108,469

Net loss	$(5,552)	$9	$(22,058)	$(27,018)	$(108,469)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000	2,986,293

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 29, 2009 (Inception) to September 30, 2011 (Unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock, $0.001 Par Value		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock for services - founders ($0.001/share)	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock for cash ($0.05/share)	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(22,058)	(22,058)

Balance, September 30, 2011 (Unaudited)	3,500,000	$3,500	$98,000	$(108,469)	$(6,969)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From May 29, 2009
	Nine Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,058)	$(27,018)	$(108,469)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	1,500
Increase (decrease) in accounts payable	(734)	-	7,126
Net cash used in operating activities	(22,792)	(27,018)	(99,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	-	15,000	65,000
Repayments on loan payable - stockholder	-	(65,000)	(65,000)
Proceeds from sale of common stock	-	-	100,000
Net cash provided by (used in) financing activities	-	(50,000)	100,000

Net increase (decrease) in cash	(22,792)	(77,018)	157

Cash - beginning of period	22,949	99,971	-

Cash - end of period	$157	$22,953	$157

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Note 1 Nature of Operations

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company intends to become a distribution company that will import and source locally, products in the food service business. The Company is in the developmental stage and has not yet implemented its business plan.

Note 2 Basis of Presentation

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Such estimates and assumptions have an impact on the fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011 and December 31, 2010, due to the short-term nature of these instruments.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the grant date, and based on the estimated number of awards that are ultimately expected to vest. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2011 and December 31, 2010.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $22,058 and net cash used in operations of $22,792 for the nine months ended September 30, 2011.  The Company had a working capital deficit and stockholders’ deficit of $6,969 at September 30, 2011.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $108,469.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Note 5 Loan Payable - Stockholder

In April 2009, the Company entered into an agreement with a stockholder for advances of $65,000.  All advances were non-interest bearing, unsecured, and due on demand.  As of December 31, 2009, the Company received an advance in the amount of $50,000.  In January 2010, the stockholder advanced an additional $15,000. In January 2010, the $65,000 was repaid.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2011
(Unaudited)

Note 6 Stockholders’ Equity

(A)	Stock Issued for Services

In August 2009, the Company issued 1,500,000 shares of common stock to its founders for pre-incorporation services, having a fair value of $1,500 ($0.001/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

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

History and Overview

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company intends to become a distribution company that will import and source locally, products in the food service business. The Company is in the developmental stage and has not yet implemented its business plan.

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

Three and nine months ended September 30, 2011 and 2010 and for the period from May 29, 2009 (inception) to September 30, 2011:

Revenue

The Company did not generate any revenue during the period from May 29, 2009 (inception) to September 30, 2011.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the three months ended September 30, 2011 were $5,552 for general and administrative expenses, as compared to interest income of $9 for the three months ended September 30, 2010.  The largest component of general and administrative expense was professional fees in the amounts of $4,180 and $-0-, respectively.

Our total expenses for the nine months ended September 30, 2011 were $22,058 for general and administrative expenses, as compared to $27,018 for the nine months ended September 30, 2010.  The largest components of general and administrative expense were professional fees in the amounts of $17,755 and $10,550 and consulting fees in the amounts of $-0- and $15,000, respectively.

Our total expenses for the period from May 29, 2009 (inception) to September 30, 2011 were $108,469 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $35,975 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the three months ended September 30, 2011 was $5,552 as compared to interest income of $9 for the three months ended September 30, 2010.

Our net loss for the nine months ended September 30, 2011 was $22,058 as compared to a net loss of $27,018 for the nine months ended September 30, 2010.  Our deficit accumulated during the development stage for the period from May 29, 2009 (inception) to September 30, 2011 was $108,469.

Liquidity and Financial Condition

As of September 30, 2011 we had current assets of $157, current liabilities of $7,126 and a working capital deficit of $6,969 as compared to current asset of $22,949, current liabilities of $7,860 and working capital of $15,089 at December 31, 2010.

Operating Activities

During the nine months ended September 30, 2011, the Company used cash in the amount of $22,792 for operating activities. This includes a net loss of $22,058 offset by a $734 decrease in accounts payable.

By comparison, during the nine months ended September 30, 2010, the Company used cash in the amount of $27,018 for operating activities. Cash used in operating activities included net loss of $27,018.

During the period from May 29, 2009 (inception) to September 30, 2011, the Company used $99,843 of cash in operating activities.  This included a net loss of $108,469 offset by stock issued for services in the amount of $1,500 and a $7,126 increase in accounts payable.

Investing Activities

There were no investing activities for the nine months ended September 30, 2011 and 2010 or for the period from May 29, 2009 (inception) to September 30, 2011.

Financing Activities

There were no financing activities for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company received stockholder advances in the amount of $15,000 and repaid $65,000 due to the stockholder for total cash used in financing activities of $50,000.

From May 29, 2009 (inception) to September 30, 2011, the Company received stockholder advances in the amount of $65,000, repaid the $65,000 due to the stockholder and received proceeds from sale of common stock in the amount of $100,000 for total cash provided by financing activities of $100,000.

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

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $22,058 and net cash used in operations of $22,792 for the nine months ended September 30, 2011.  The Company had a working capital deficit and stockholders’ deficit of $6,969 at September 30, 2011.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $108,469.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Such estimates and assumptions have an impact on the fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the grant date, and based on the estimated number of awards that are ultimately expected to vest. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s interim unaudited financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4	Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3            Defaults Upon Senior Securities

None.

Item 4             [Removed and Reserved]

None.

Item 5             Other Information

None.

Item 6             Exhibits

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Star Development Corporation

Date: November 21, 2011	/s/ Many Yee Kung
Man Yee Kung President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)