Form 10-K
period 2011-12-31
RICH STAR DEVELOPMENT, CORP
filed 2012-03-30
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166454

Rich Star Development Corporation
(Exact name of registrant as specified in its charter)

Nevada	42-1769584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Charleston Blvd., Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 722-0865
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes           ☒ No

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
☒ Yes          ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $175,000 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the availability of capital to fund our business plan and the resulting dilution caused by the raising of capital through the sale of shares;

•	our ability to efficiently and effectively finance our operations;

•	the inability of management to effectively implement our strategies and business plans;

•	our ability to achieve future sales levels or other operating results;

•	our inability to efficiently manage our operations;

•	the deterioration in general or regional economic conditions;

•	an increase in competitive pressure from existing competitors and new entrants;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	an adverse state or federal legislation or regulation that increases the costs of compliance; and

•	the other risks and uncertainties detailed in this report.

Throughout this Annual Report on Form 10-K references to “we”, “our”, “us”, “the Company”, and similar terms refer to Rich Star Development Corporation.

RICH STAR DEVELOPMENT CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

PART I

Item 1	Business

Overview

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company intends to become a distribution company in the food service business.

Products

The Company intends to source and distribute food products, paper products, janitorial products, restaurant utensils and equipment.

Sources of Supply

Future plans include buying products directly from factories, joint venturing and private branding products to achieve best possible cost levels and maximize profitability.

Customers

Our initial customers will include the restaurant and hospitality industries as well as small retail grocery stores primarily located in the western United States.

Employees

We do not currently have any employees.

Competition

The food service industry is a highly competitive market.  Industry sources estimate that there are more than 15,000 companies engaged in food service distribution in the United States. Our customers may also choose to purchase products directly from retail outlets or negotiate prices directly with our suppliers.

Many of our competitors have significant advantages over our Company in terms of scale, operating histories, number of locations in operation, customer base, capital and other resources.  The intense competition constitutes significant risk factors for our operations in the industry.  We are a start-up company that has yet to commence commercial operations. Accordingly, there can be no assurances that the Company can successfully compete in the food service distribution market.

The Company will offer a complete package of high quality products to its customers at competitive price.  Management believes that these characteristics will provide us with the ability to compete successfully in this industry.

Government Regulation

As a distributor of food products, we will be subject to the U.S. Federal Food, Drug and Cosmetic Act and regulations promulgated by the U.S. Food and Drug Administration (FDA).

The FDA regulates food safety through various statutory and regulatory mandates. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences.

For certain product lines, we may also be subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers.

We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

We are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which set employment practice standards for workers, and the U.S. Department of Transportation, which regulate transportation of perishable and hazardous materials and waste, and similar state, provincial and local agencies.

Compliance with these laws is not anticipated to have a material effect on our capital expenditures, earnings or competitive position.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Subsidiaries

We do not currently have any subsidiaries.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

Our principal corporate offices are located at 10300 Charleston Boulevard, Las Vegas, Nevada 89135. We do not have a lease agreement for the space and our usage of the space could be terminated at any time.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “RCHR”. We have been eligible to participate in the OTC Bulletin Board since May 3, 2011.

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2010 Fiscal Year	High	Low

March 31, 2010	n/a	n/a
June 30, 2010	n/a	n/a
September 30, 2010	n/a	n/a
December 31, 2010	n/a	n/a

2011 Fiscal Year

March 31, 2011	n/a	n/a
June 30, 2011	n/a	n/a
September 30, 2011	n/a	n/a
December 31, 2011	n/a	n/a

On March 30, 2012, the closing price for the common stock on the OTCBB was $0.00 per share.

Holders

As of December 31, 2011, we had 36 holders of our common stock.

Dividend Policy

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the years ended December 31, 2011 and 2010 and for the period from May 29, 2009 (inception) to December 10, 2011:

Revenue

The Company did not generate any revenue during the period from May 29, 2009 (inception) to December 31, 2011.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the year ended December 31, 2011 were $27,090 for general and administrative expenses, as compared to $34,882 for the year ended December 31, 2010.  The largest components of general and administrative expense were professional fees in the amounts of $21,500 and $18,220 and consulting fees in the amounts of $0 and $15,000, respectively.

Our total expenses for the period from May 29, 2009 (inception) to December 31, 2011 were $113,501 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $41,220 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the year ended December 31, 2011 was $27,090 as compared to a net loss of $34,882 for the year ended December 31, 2010.  Our deficit accumulated during the development stage for the period from May 29, 2009 (inception) to December 31, 2011 was $113,501.

Liquidity and Financial Condition

As of December 31, 2011 we had current assets of $115, current liabilities of $12,116 and a working capital deficit of $12,001 as compared to current asset of $22,949, current liabilities of $7,860 and working capital of $15,089 at December 31, 2010.

Operating Activities

During the year ended December 31, 2011, the Company used cash in the amount of $23,850 for operating activities. This includes a net loss of $27,090 offset by a $3,240 increase in accounts payable.

By comparison, during the year ended December 31, 2010, the Company used cash in the amount of $27,022 for operating activities. Cash used in operating activities included net loss of $34,882 offset by a $7,860 increase in accounts payable.

During the period from Mary 29, 2009 (inception) to December 31, 2011, the Company used $100,901 of cash in operating activities.  This included a net loss of $113,501 offset by stock issued for services in the amount of $1,500 and an $11,100 increase in accounts payable.

Investing Activities

There were no investing activities for the year ended December 31, 2011 and 2010 or for the period from May 29, 2009 (inception) to December 31, 2011.

Financing Activities

During the year ended December 31, 2011, the Company received stockholder advances in the amount of $1,016 for total cash provided by financing activities of $1,016.  During the year ended December 31, 2010, the Company received stockholder advances in the amount of $15,000 and repaid $65,000 due to the stockholder for total cash used in financing activities of $50,000.

From May 29, 2009 (inception) to December 31, 2011, the Company received stockholder advances in the amount of $66,016, repaid $65,000 due to the stockholder and received proceeds from sale of common stock in the amount of $100,000 for total cash provided by financing activities of $101,016.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $27,090 and net cash used in operations of $23,850 for the year ended December 31, 2011.  The Company had a working capital deficit and stockholders’ deficit of $12,001 at December 31, 2011.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $113,501.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Plan of Operations

We are a start-up wholesale distribution company that plans to import and source locally products in the food service business including food, paper, janitorial products, restaurant utensils and equipment.

Our business is in the developmental stage.  We have not yet begun to implement our business plan.  The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations to generate revenue.  We do not have any formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

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

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of year or less to be cash equivalents.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

See F-1.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, management concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during 2011.

Name	Age	Position

Man Yee Kung	49	President, Chief Executive and Financial Officer, and Director

Ying Yiu Chan	31	Secretary and Director

The biographies of each of the officer and directors are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Man Yee Kung. Man Yee Kung is the Company’s President, Chief Financial Officer and a director. As President, Man Yee Kung is responsible for the day-to-day management of the Company and for the continued strategic evolution of its distribution business.  For the past five years, Mrs. Kung has served as a manager for Kwong Fung Foods.

Ying Yiu Chan. Mr. Chan is the Company Secretary and a director. In this capacity, he will be responsible for all administrative functions and corporate filings.  For the past five years, Mr. Chan has served as a warehouse manager and fleet controller for Kwong Fung Foods.

Directors

Our bylaws authorize no less than one (1) director. We currently have two Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.  Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our officer and directors.

Board of Director Committees

Currently our Board of Directors does not have an audit, compensation or nomination committee.  Our Board as a whole fulfills these functions.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11	Executive Compensation

We did not pay any compensation to our officers, directors or key employees of the Company for the fiscal years ended December 31, 2011 and 2010.

We have no outstanding equity awards at December 31, 2011.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2012.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Man Yee Kung 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	1,000,000	28.6%
Common	Derek Tak Wing Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Diane Tak Nga Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Dickson Tak Sang Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Ying Yiu Chan 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	500,000	14.3%
Common	All Officers and Directors as a Group (2 persons)	1,500,000	42.9%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In   addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14                      Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2011 2010	$15,000 $15,000	- -	- -	- -

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166454, filed May 3, 2010.

•
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Star Development Corporation

Date: March 30, 2012	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ Man Yee Kung
Man Yee Kung Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

Date: March 30, 2012	/s/ Ying Yiu Chan Ying Yiu Chan Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Rich Star Development Corporation

We have audited the accompanying balance sheets of Rich Star Development Corporation (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, and from May 29, 2009 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Star Development Corporation (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from May 29, 2009 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $27,090 and net cash used in operations of $23,850 for the year ended December 31, 2011. The Company had a working capital and stockholders’ deficit of $12,001 at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Boca Raton, Florida
March 29, 2012

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current assets
Cash	$115	$22,949
Total current assets	115	22,949

Total assets	$115	$22,949

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$11,100	$7,860
Loans payable - stockholder	1,016	-
Total current liabilities	12,116	7,860

Stockholders’ equity (deficit)
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(113,501)	(86,411)
Total stockholders’ equity (deficit)	(12,001)	15,089

Total liabilities and stockholders' equity (deficit)	$115	$22,949

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations

			From May 29, 2009
	Year Ended		(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

General and administrative expenses	$27,090	$34,882	$113,501

Net loss	$(27,090)	$(34,882)	$(113,501)

Net loss per common share -
basic and fully diluted	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,036,252

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 29, 2009 (Inception) to December 31, 2011

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services ($0.001/share)	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash ($0.05/share)	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	$3,500	$98,000	$(113,501)	$(12,001)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows

			From May 29, 2009
	Year Ended		(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,090)	$(34,882)	$(113,501)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	1,500
Changes in operating assets and liabilities:
Increase in accounts payable	3,240	7,860	11,100
Net cash used in operating activities	(23,850)	(27,022)	(100,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	1,016	15,000	66,016
Repayments on loan payable - stockholder	-	(65,000)	(65,000)
Proceeds from sale of common stock	-	-	100,000
Net cash provided by (used in) financing activities	1,016	(50,000)	101,016

Net increase (decrease) in cash	(22,834)	(77,022)	115

Cash - beginning of period	22,949	99,971	-

Cash - end of period	$115	$22,949	$115

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1 Nature of Operations

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company intends to become a distribution company in the food service business.

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and December 31, 2010, respectively.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

The Company's financial instruments consisted primarily of accounts payable and loans payable - stockholder. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2011 and December 31, 2010, due to the short-term nature of these instruments.

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2011 and December 31, 2010.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $27,090 and net cash used in operations of $23,850 for the year ended December 31, 2011.  The Company had a working capital deficit and stockholders’ deficit of $12,001 at December 31, 2011.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $113,501.

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

Note 4 Loan Payable - Stockholder

In April 2009, the Company entered into an agreement with a stockholder for advances of $65,000.  All advances were non-interest bearing, unsecured, and due on demand.  As of December 31, 2009, the Company received an advance in the amount of $50,000.  In January 2010, the stockholder advanced an additional $15,000. In January 2010, the $65,000 was repaid.

In November 2011, the stockholder advanced an additional of $1,016.  The advance is non-interest bearing, unsecured and due on demand.

Note 5 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward of approximately $112,000 at December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Significant deferred tax assets at December 31, 2011 and 2010, are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforward	$38,000	$29,000
Total deferred tax assets	38,000	29,000
Less: valuation allowance	(38,000)	(29,000)
Deferred tax asset – net	$-	$-

The valuation allowance at December 31, 2011 was approximately $38,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of approximately $9,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011 and 2010, respectively.

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are approximately as follows:

	2011	2010

Expected tax expense (benefit) – federal	$(9,000)	$(12,000)
Change in valuation allowance	9,000	12,000
Actual tax expense (benefit)	$-	$-

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

Note 8 – Subsequent Events

In February 2012, the stockholder referenced in Note 4 advanced an additional $9,000 for a total of $10,016.  The advance is non-interest bearing, unsecured and due on demand.