Form 10-Q
period 2012-03-31
RICH STAR DEVELOPMENT, CORP
filed 2012-05-21
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☒ Yes     ☐ Not (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of May 18, 2012

RICH STAR DEVELOPMENT CORPORATION
FOR THE THREE MONTHS ENDED
MARCH 31, 2012

PART I

Item 1	Financial Statements

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
	Unaudited
Assets

Current assets
Cash	$73	$115
Total current assets	73	115

Total assets	$73	$115

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,600	$11,100
Loans payable - stockholder	18,041	1,016
Total current liabilities	21,641	12,116

Stockholders’ equity (deficit)
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(123,068)	(113,501)
Total stockholders’ equity (deficit)	(21,568)	(12,001)

Total liabilities and stockholders' equity (deficit)	$73	$115

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

			From May 29, 2009
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

General and administrative expenses	$9,567	$919	$123,068

Net loss	$(9,567)	$(919)	$(123,068)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,076,947

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 29, 2009 (Inception) to March 31, 2012

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services ($0.001/share)	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash ($0.05/share)	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Net loss	-	-	-	(9,567)	(9,567)

Balance, March 31, 2012 (Unaudited)	3,500,000	$3,500	$98,000	$(123,068)	$(21,568)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From May 29, 2009
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,567)	$(919)	$(123,068)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	(7,500)	(6,935)	3,600
Net cash used in operating activities	(17,067)	(7,854)	(117,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	17,025	-	83,041
Repayments on loan payable - stockholder	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	17,025	-	118,041

Net increase (decrease) in cash	(42)	(7,854)	73

Cash - beginning of period	115	22,949	-

Cash - end of period	$73	$15,095	$73

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Note 1 Organization and Nature of Operations

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company intends to become a distribution company that will import and source locally, products in the food service business. The Company is in the developmental stage and has not yet implemented its business plan.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2012
Unaudited

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2012 and December 31, 2011, respectively.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations will be subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also see Note 3 regarding going concern matters.

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
March 31, 2012
Unaudited

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

The Company's financial instruments consisted primarily of cash and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2012 and December 31, 2011, due to the short-term nature of these instruments.

Share Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2012 and December 31, 2011.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $9,567 and net cash used in operations of $17,067 for the three months ended March 31, 2012.  The Company had a working capital deficit and stockholders’ deficit of $21,568 at March 31, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $123,068.

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

As of March 31, 2012, the stockholder advanced an additional of $18,041.  All advances are non-interest bearing, unsecured, and due on demand.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2012
Unaudited

Note 5 Contingencies

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

Note 7 – Subsequent Events

In February 2012, the stockholder referenced in Note 4 advanced an additional $3,245 for a total of $21,286.  The advance is non-interest bearing, unsecured and due on demand.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management, but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K, including the audited financial statements therein (and notes to such financial statements) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in that report.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them. The Company undertakes no obligation to update or revise any forward-looking statements.

History and Overview

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

Plan of Operations

We are a start-up wholesale distribution company that plans to import and source locally products in the food service business including food, paper products, janitorial products, restaurant utensils and equipment.

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

For the three months ended March 31, 2012 and 2011 and for the period from May 29, 2009 (inception) to March 31, 2012:

Revenue

The Company did not generate any revenue during the period from May 29, 2009 (inception) to March 31, 2012.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for three months ended March 31, 2012 were $9,567 for general and administrative expenses, as compared to $919 for the three months ended March 31, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $9,465 and $919, respectively.

Our total expenses for the period from May 29, 2009 (inception) to March 31, 2012 were $123,068 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $50,685 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the three months ended March 31, 2012 was $9,567 as compared to a net loss of $919 for the three months ended March 31, 2011.  Our deficit accumulated during the development stage for the period from May 29, 2009 (inception) to March 31, 2012 was $123,068.

Liquidity and Financial Condition

As of March 31, 2012 we had current assets of $73, current liabilities of $21,641 and a working capital deficit of $21,568 as compared to current asset of $115, current liabilities of $12,116 and working capital of $12,001 at December 31, 2011.

Operating Activities

During the three months ended March 31, 2012, the Company used cash in the amount of $17,067 for operating activities. This includes a net loss of $9,567 offset by a $7,500 decrease in accounts payable.

By comparison, during the three months ended March 31, 2011, the Company used cash in the amount of $7,854 for operating activities. Cash used in operating activities included net loss of $919 offset by a $6,935 decrease in accounts payable.

During the period from Mary 29, 2009 (inception) to March 31, 2012, the Company used $117,968 of cash in operating activities.  This included a net loss of $123,068 offset by stock issued for services in the amount of $1,500 and a $3,600 increase in accounts payable.

Investing Activities

There were no investing activities for the three months ended March 31, 2012 and 2011 or for the period from May 29, 2009 (inception) to March 31, 2012.

Financing Activities

During the three months ended March 31, 2012, the Company received stockholder advances in the amount of $17,025 for total cash provided by financing activities of $17,025.  In contrast, there were no financing activities for the three months ended March 31, 2011.

From May 29, 2009 (inception) to March 31, 2012, the Company received stockholder advances in the amount of $83,041, repaid $65,000 due to the stockholder and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $118,041.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $9,567 and net cash used in operations of $17,067 for the three months ended March 31, 2012.  The Company had a working capital deficit and stockholders’ deficit of $21,568 at March 31, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $123,068.

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

Share Based Payments

The Company recognizes all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3             Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4             Controls and Procedures

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3             Defaults Upon Senior Securities

None.

Item 4             Mine Safety Disclosures

N/A.

Item 5             Other Information

None.

Item 6	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-166454, filed May 3, 2010.

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

Rich Star Development Corporation

Date: May 21, 2012	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2012	/s/ Man Yee Kung
Man Yee Kung Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

Date: May 21, 2012	/s/ Ying Yiu Chan
Ying Yiu Chan Secretary and Director