Form 10-Q
period 2012-06-30
RICH STAR DEVELOPMENT, CORP
filed 2012-08-09
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of August 3, 2012

RICH STAR DEVELOPMENT CORPORATION
FOR THE SIX MONTHS ENDED
JUNE 30, 2012

PART I

Item 1	Financial Statements

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
	Unaudited
Assets

Current assets
Cash	$31	$115
Total current assets	31	115

Total assets	$31	$115

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$6,785	$11,100
Notes payable	21,286	1,016
Total current liabilities	28,071	12,116

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(129,540)	(113,501)
Total stockholders’ deficit	(28,040)	(12,001)

Total liabilities and stockholders' deficit	$31	$115

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

					From May 29, 2009
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

General and administrative expenses	$6,472	$16,506	$16,039	$17,425	$129,540

Net loss	$(6,472)	$(16,506)	$(16,039)	$(17,425)	$(129,540)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000	3,111,076

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Net loss	-	-	-	(16,039)	(16,039)

Balance, June 30, 2012 (Unaudited)	3,500,000	$3,500	$98,000	$(129,540)	$(28,040)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From May 29, 2009
	Six Months Ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(16,039)	$(17,425)	$(129,540)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	(4,315)	8,089	6,785
Net cash used in operating activities	(20,354)	(9,336)	(121,255)

Cash flows from financing activities:
Proceeds from notes payable	20,270	-	86,286
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	20,270	-	121,286

Net increase (decrease) in cash	(84)	(9,336)	31

Cash - beginning of period	115	22,949	-

Cash - end of period	$31	$13,613	$31

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

1.           DESCRIPTION OF BUSINESS

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

We are a start-up wholesale distribution company that plans to import and source locally products in the food service business including food, paper products, janitorial products, restaurant utensils and equipment.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

Year-End - The Company has selected December 31 as its year end.

Development Stage Company - The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Such estimates and assumptions have an impact on the fair value of share-based payments, estimates and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash and cash equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2012 no amounts were in excess of the federally insured program.

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of June 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on earnings, capital requirements and financial condition, as well as other relevant factors.   The Company does not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in the business.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2012.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

3.           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $16,039 and net cash used in operations of $20,354 for the six months ended June 30, 2012 and a working capital deficit and stockholders’ deficit of $28,040 at June 30, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $129,540.

The Company anticipates that it will continue to generate losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.

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

4.           NOTE PAYABLE

During the year ended December 31, 2009, the Company received stockholder advances in the amount of $50,000 for general and administrative purposes.  In January 2010, the stockholder advanced an additional $15,000.  In January 2010, the $65,000 was repaid.

As of June 30, 2012, the stockholder advanced an additional $21,286 for general working capital purposes.  All advances are non-interest bearing, unsecured, and due on demand.  See also Note 6 for additional advances subsequent to June 30, 2012.

5.           STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Issued for Services - In August 2009, the Company issued 1,500,000 shares of common stock to its founders for pre-incorporation services, at $0.001 per share having a fair value of $1,500, based upon the fair value of the services rendered.  The Company expensed this stock issuance as a component of general and administrative expense.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2012
Unaudited

Stock Issued for Cash - In November 2009, under the terms of a private placement, the Company issued 2,000,000 shares of common stock at $0.05 per share for total gross proceeds of $100,000.

6.           SUBSEQUENT EVENTS

As of August 4, 2012, the stockholder referenced in Note 4, Note Payable, advanced an additional $8,285 for a total due of $29,571.  The advances are non-interest bearing, unsecured and due on demand.

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

For the three and six months ended June 30, 2012 and 2011 and for the period from May 29, 2009 (inception) to June 30, 2012:

Revenue

The Company did not generate any revenue during the period from May 29, 2009 (inception) to June 30, 2012.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for three months ended June 30, 2012 were $6,472 for general and administrative expenses, as compared to $16,506 for the three months ended June 30, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $4,050 and $12,650, respectively.

Our total expenses for six months ended June 30, 2012 were $16,039 for general and administrative expenses, as compared to $17,425 for the six months ended June 30, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $13,515 and $13,575, respectively.

Our total expenses for the period from May 29, 2009 (inception) to June 30, 2012 were $129,540 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $54,735 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the three months ended June 30, 2012 was $6,472 as compared to a net loss of $16,506 for the three months ended June 30, 2011.  Our net loss for the six months ended June 30, 2012 was $16,039 and our net loss for the six months ended June 30, 2011 was $17,425.  Our deficit accumulated during the development stage for the period from May 29, 2009 (inception) to June 30, 2012 was $129,540.

Liquidity and Financial Condition

As of June 30, 2012 we had current assets of $31, current liabilities of $28,071 and a working capital deficit of $28,040 as compared to current asset of $115, current liabilities of $12,116 and working capital of $12,001 at December 31, 2011.

Operating Activities

During the six months ended June 30, 2012, the Company used cash in the amount of $20,354 for operating activities. This includes a net loss of $16,039 and a $4,315 decrease in accounts payable.

By comparison, during the six months ended June 30, 2011, the Company used cash in the amount of $9,336 for operating activities. Cash used in operating activities included net loss of $17,425 offset by an $8,089 increase in accounts payable.

During the period from Mary 29, 2009 (inception) to June 30, 2012, the Company used $121,255 of cash in operating activities.  This included a net loss of $129,540 offset by stock issued for services in the amount of $1,500 and a $6,785 increase in accounts payable.

Investing Activities

There were no investing activities for the six months ended June 30, 2012 and 2011, or for the period from May 29, 2009 (inception) to June 30, 2012.

Financing Activities

During the six months ended June 30, 2012, the Company received stockholder advances in the amount of $20,270 for total cash provided by financing activities of $20,270.  In contrast, there were no financing activities for the six months ended June 30, 2011.

From May 29, 2009 (inception) to June 30, 2012, the Company received stockholder advances in the amount of $86,286, repaid $65,000 due to the stockholder and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $121,286.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $16,039 and net cash used in operations of $20,354 for the six months ended June 30, 2012.  The Company had a working capital deficit and stockholders’ deficit of $28,040 at June 30, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $129,540.

The Company anticipates that it will continue to generate losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.

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

Share Based Payments

The Company recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

Risks and Uncertainties

The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

Rich Star Development Corporation

Date: August 9, 2012	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer