Form 10-Q
period 2012-09-30
RICH STAR DEVELOPMENT, CORP
filed 2012-10-16
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of October 15, 2012

RICH STAR DEVELOPMENT CORPORATION
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012

PART I

Item 1	Financial Statements

Rich Star Development Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
	Unaudited
Assets

Current assets
Cash	$-	$115
Total current assets	-	115

Total assets	$-	$115

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$5	$11,100
Notes payable	34,488	1,016
Total current liabilities	34,493	12,116

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	98,000	98,000
Deficit accumulated during the development stage	(135,993)	(113,501)
Total stockholders’ deficit	(34,493)	(12,001)

Total liabilities and stockholders' deficit	$-	$115

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Operations
Unaudited

					From May 29, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

General and administrative expenses	$6,453	$5,552	$22,492	$22,058	$135,993

Net loss	$(6,453)	$(5,552)	$(22,492)	$(22,058)	$(135,993)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000	3,140,405

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Net loss	-	-	-	(22,492)	(22,492)

Balance, September 30, 2012 (Unaudited)	3,500,000	$3,500	$98,000	$(135,993)	$(34,493)

See accompanying notes to financial statements

Rich Star Development Corporation
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			From May 29, 2009
	Nine Months Ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(22,492)	$(22,058)	$(135,993)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(11,095)	(734)	5
Net cash used in operating activities	(33,587)	(22,792)	(134,488)

Cash flows from financing activities:
Proceeds from notes payable	33,472	-	99,488
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	33,472	-	134,488

Net increase (decrease) in cash	(115)	(22,792)	-

Cash - beginning of period	115	22,949	-

Cash - end of period	$-	$157	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
September 30, 2012
Unaudited

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2012 and December 31, 2011, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of September 30, 2012 no amounts were in excess of the federally insured program.

Fair Value of Financial Instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of September 30, 2012 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

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

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2012.

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

Recent Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

3.           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $22,492, net cash used in operations of $33,587 and a working capital deficit and stockholders’ deficit of $34,493 at September 30, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $135,993.

Rich Star Development Corporation
 (A Development Stage Company)
Notes to Financial Statements
September 30, 2012
Unaudited

The Company anticipates that it will continue to generate losses from operations in the near future raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

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

As of September 30, 2012, the stockholder advanced an additional $34,488 for general working capital purposes.  All advances are non-interest bearing, unsecured, and due on demand.

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

6.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events between the balance sheet date of September 30, 2012 and the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

For the three and nine months ended September 30, 2012 and 2011 and for the period from May 29, 2009 (inception) to September 30, 2012:

The Company did not generate any revenue during the period from May 29, 2009 (inception) to September 30, 2012.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the development of our business plan.

Our total expenses for three months ended September 30, 2012 were $6,453 for general and administrative expenses, as compared to $5,552 for the three months ended September 30, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $4,200 and $4,180, respectively.

Our total expenses for nine months ended September 30, 2012 were $22,492 for general and administrative expenses, as compared to $22,058 for the nine months ended September 30, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $17,715 and $17,755, respectively.

Our total expenses for the period from May 29, 2009 (inception) to September 30, 2012 were $135,993 for general and administrative expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $58,935 and consulting fees in the amount of $65,000.

Our net loss for the three months ended September 30, 2012 was $6,453 as compared to a net loss of $5,552 for the three months ended September 30, 2011.  Our net loss for the nine months ended September 30, 2012 was $22,492 and our net loss for the nine months ended September 30, 2011 was $22,058.  Our deficit accumulated during the development stage for the period from May 29, 2009 (inception) to September 30, 2012 was $135,993.

Liquidity and Financial Condition

As of September 30, 2012 we had current liabilities of $34,493 and a working capital deficit of $34,493 as compared to current assets of $115, current liabilities of $12,116 and working capital of $12,001 at December 31, 2011.

Operating Activities

During the nine months ended September 30, 2012, the Company used cash in the amount of $33,587 for operating activities. This includes a net loss of $22,492 and a $11,095 decrease in accounts payable and accrued expenses.

By comparison, during the nine months ended September 30, 2011, the Company used cash in the amount of $22,792 for operating activities. Cash used in operating activities included net loss of $22,058 and a $734 decrease in accounts payable and accrued expenses.

During the period from Mary 29, 2009 (inception) to September 30, 2012, the Company used $134,488 of cash in operating activities.  This included a net loss of $135,993 offset by stock issued for services in the amount of $1,500 and a $5 increase in accounts payable and accrued expenses.

Investing Activities

There were no investing activities for the nine months ended September 30, 2012 and 2011, or for the period from May 29, 2009 (inception) to September 30, 2012.

Financing Activities

During the nine months ended September 30, 2012, the Company received stockholder advances in the amount of $33,472 for total cash provided by financing activities of $33,472.  By contrast, there were no financing activities for the nine months ended September 30, 2011.

From May 29, 2009 (inception) to September 30, 2012, the Company received stockholder advances in the amount of $99,488, repaid $65,000 due to the stockholder and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $134,488.

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

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $22,492, net cash used in operations of $33,587 and a working capital deficit and stockholders’ deficit of $34,493 at September 30, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $135,993.

The Company anticipates that it will continue to generate losses from operations in the near future raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

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

Rich Star Development Corporation

Date: October 15, 2012	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer