Form 10-K
period 2012-12-31
RICH STAR DEVELOPMENT, CORP
filed 2013-02-28
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166454

Rich Star Development Corporation
(Exact name of registrant as specified in its charter)

Nevada	42-1769584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Charleston Blvd., Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 722-0865
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $175,000 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RICH STAR DEVELOPMENT CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1	Business

Overview

Rich Star Development Corporation (“we,” “our,” “us,” or “the Company”) was incorporated in the State of Nevada on May 29, 2009.

We are a wholesale distribution company that plans to import and source locally products in the food service.

Products

We intend to source and distribute food products, paper products, janitorial products, restaurant utensils and equipment.

Sources of Supply

Our future plans include buying products directly from factories, participating in joint ventures and branding products to achieve best possible cost levels and maximize profitability.

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

We are a start-up company that has yet to commence commercial operations. Accordingly, there can be no assurances that we can successfully compete in the food service distribution market.

We intend to offer a complete package of high quality products to our customers at competitive prices.  Management believes that these characteristics will provide us with the ability to compete successfully within the industry.

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

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

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

	Bid Prices ($)
2011 Fiscal Year	High	Low

March 31, 2011	n/a	n/a
June 30, 2011	n/a	n/a
September 30, 2011	n/a	n/a
December 31, 2011	$0.05	$0.05

2012 Fiscal Year

March 31, 2012	$0.05	$0.05
June 30, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
December 31, 2012	$0.05	$0.05

On January 31, 2013, the closing price for the common stock on the OTCBB was $0.05 per share.

Holders

As of December 31, 2012, we had 36 holders of our common stock.

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

We intend to become a distribution company that will import and source locally, products in the food service business. We are in the developmental stage and have not yet implemented our business plan.

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

For the years ended December 31, 2012 and 2011 and for the period from May 29, 2009 (inception) to December 10, 2012:

Revenue

We did not generate any revenue during the period from May 29, 2009 (inception) to December 31, 2012.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the year ended December 31, 2012 were $26,055 for general, administrative and interest expenses, as compared to $27,090 for the year ended December 31, 2011.  The largest components of general and administrative expense were professional fees in the amounts of $18,565 and $21,500, respectively.

Our total expenses for the period from May 29, 2009 (inception) to December 31, 2012 were $139,556 for general, administrative and interest expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $59,785 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the year ended December 31, 2012 was $26,055 as compared to a net loss of $27,090 for the year ended December 31, 2011.  Our accumulated deficit for the period from May 29, 2009 (inception) to December 31, 2012 was $139,556.

Liquidity and Financial Condition

As of December 31, 2012 we had no current assets, current liabilities of $35,760 and a working capital deficit of $35,760 as compared to current asset of $115, current liabilities of $12,116 and working capital deficit of $12,001 at December 31, 2011.

Operating Activities

During the year ended December 31, 2012, we used cash in the amount of $34,437 for operating activities. This included a net loss of $26,055, imputed interest of $2,296 and a $10,678 decrease in accounts payable.

By comparison, during the year ended December 31, 2011, we used cash in the amount of $23,850 for operating activities. This included a net loss of $27,090 offset by a $3,240 increase in accounts payable.

During the period from May 29, 2009 (inception) to December 31, 2012, we used $135,338 of cash in operating activities.  This included a net loss of $139,556, imputed interest of $2,296, stock issued for services in the amount of $1,500 and a $422 increase in accounts payable.

Investing Activities

There were no investing activities for the year ended December 31, 2012 and 2011 or for the period from May 29, 2009 (inception) to December 31, 2012.

Financing Activities

During the year ended December 31, 2012, we received stockholder advances in the amount of $34,322 for total cash provided by financing activities of $34,322.

By comparison, during the year ended December 31, 2011, we received stockholder advances in the amount of $1,016 for total cash provided by financing activities of $1,016.

From May 29, 2009 (inception) to December 31, 2011, we received stockholder advances in the amount of $100,338, repaid $65,000 due to the stockholder and received proceeds from issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $135,338.

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

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $26,055, net cash used in operations of $34,437 and a working capital deficit and stockholders’ deficit of $35,760 at December 31, 2012.  We have had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $139,556.

We anticipate that we will continue to generate losses from operations in the near future raising substantial doubt about our ability to continue as a going concern. Our ability to continue operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Plan of Operations

We are a start-up wholesale distribution company that plans to import and source locally products in the food service business including food, paper, janitorial products, restaurant utensils and equipment.

Our business is in the developmental stage.  We have not yet begun to implement our business plan.  Our ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations to generate revenue.  We do not have any formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Upon receipt of sufficient financing, our goal is to buy direct from factories, establish joint ventures and develop private brand products to achieve the best possible cost levels and maximize profitability.  We have no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage

Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  While seeking to implement its business plan, we will look to obtain additional debt and/or equity related funding opportunities.  We have not generated any revenues since inception.

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

Cash

We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2012 and 2011, respectively.

Share Based Payments

We recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the service period.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“the FASB”) issued guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS").  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We adopted this guidance as of January 1, 2012 without a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2012, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.  These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2012.

Name	Age	Position

Man Yee Kung	50	President, Chief Executive and Financial Officer, and Director

Ying Yiu Chan	32	Secretary and Director

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

Man Yee Kung. Man Yee Kung is our President, Chief Financial Officer and a Director. As President, Man Yee Kung is responsible for the day-to-day management of the Company and for the continued strategic evolution of its distribution business.  For the past five years, Mrs. Kung has served as a manager for Kwong Fung Foods.

Ying Yiu Chan. Mr. Chan is the Corporate Secretary and a Director. In this capacity, he is responsible for all administrative functions and corporate filings.  For the past five years, Mr. Chan has served as a warehouse manager and fleet controller for Kwong Fung Foods.

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

Board of Director Committees

We do not have any board committees due to the limited size of the Board and the Company, and as such the board as a whole carries out the functions of audit, nominating and compensation committees.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11	Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2012 and 2011:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Man Yee Kung (1)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -

Ying Yiu Chan (2)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -

(1)	President, Chief Executive and Financial Officer, and Director
(2)	Secretary and Director

Employment Agreements

None.

Director Compensation

None.

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2011 for our officers and directors:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Man Yee Kung	-	-	-	-	-	-	-	-	-
Ying Yiu Chan	-	-	-	-	-	-	-	-	-

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2012.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Man Yee Kung 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	1,000,000	28.6%
Common	Derek Tak Wing Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Diane Tak Nga Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Dickson Tak Sang Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Ying Yiu Chan 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	500,000	14.3%
Common	All Officers and Directors as a Group (2 persons)	1,500,000	42.9%

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

Item 13	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2012 2011	$9,500 $15,000	- -	- -	- -

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

Rich Star Development Corporation

Date: February 28, 2013	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2013	/s/ Man Yee Kung
Man Yee Kung Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

/s/ Ying Yiu Chan
Date: February 28, 2013	Ying Yiu Chan Secretary and Director

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets

Current assets
Cash	$-	$115
Total current assets	-	115

Total assets	$-	$115

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$422	$11,100
Notes payable	35,338	1,016
Total current liabilities	35,760	12,116

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	100,296	98,000
Deficit accumulated during the development stage	(139,556)	(113,501)
Total stockholders’ deficit	(35,760)	(12,001)

Total liabilities and stockholders' deficit	$-	$115

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From May 29, 2009
	Year Ended		(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Operating expenses
General and administrative expenses	$23,759	$27,090	$137,260

Total operating expenses	23,759	27,090	137,260

Loss from operations	(23,759)	(27,090)	(137,260)

Interest expense	(2,296)	-	(2,296)

Net loss	$(26,055)	$(27,090)	$(139,556)

Net loss per common share -
basic and fully diluted	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,165,620

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)

Balance, December 31, 2012	3,500,000	$3,500	$100,296	$(139,556)	$(35,760)

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From May 29, 2009
	Year Ended		(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(26,055)	$(27,090)	$(139,556)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	2,296	-	2,296
Stock issued for services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	(10,678)	3,240	422
Net cash used in operating activities	(34,437)	(23,850)	(135,338)

Cash flows from financing activities:
Proceeds from notes payable	34,322	1,016	100,338
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	34,322	1,016	135,338

Net increase (decrease) in cash	(115)	(22,834)	-

Cash - beginning of period	115	22,949	-

Cash - end of period	$-	$115	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

1.           DESCRIPTION OF BUSINESS

Rich Star Development Corporation (“the Company”) was incorporated in the State of Nevada on May 29, 2009.

The Company is a wholesale distribution company that plans to import and source locally products in the food service business including food, paper products, janitorial products, restaurant utensils and equipment.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End - The Company has selected December 31 as its year end.

Development Stage Company - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for product distribution outlets.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2012 and 2011, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2012 no amounts were in excess of the federally insured program.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Fair Value of Financial Instruments - The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are accounts payable and notes payable. The recorded values of accounts payable and notes payable approximate their fair values based on their short-term nature.

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the service period.

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

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2012.

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

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“the FASB”) issued guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS").  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted this guidance as of January 1, 2012 without a material impact on its financial position or results of operations.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

3.           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $26,055, net cash used in operations of $34,437 and a working capital deficit and stockholders’ deficit of $35,760 at December 31, 2012.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $139,556.

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

As of December 31, 2012, the stockholder advanced an additional $35,338 for general working capital purposes.  All advances are non-interest bearing, unsecured, and due on demand.  See Note 7 for additional advances subsequent to December 31, 2012.  Imputed interest of $2,296 was recorded to donated capital at 8% for the year ended December 31, 2012.

5.           INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $139,556 and $113,501 as of December 31, 2012 and 2011, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset:
Net operating loss	$139,556	$113,501
Income tax rate	35%	35%
	48,845	39,725
Less valuation allowance	(48,845)	(39,725)
Deferred tax asset	$-	$-

Through December 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets related to the net operating losses.

6.           STOCKHOLDERS’ EQUITY (DEFICIT)

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

7.           SUBSEQUENT EVENTS

As of February 8, 2013, the stockholder referenced in Note 4, Note Payable, advanced an additional $2,922 for a total due of $38,260.  The advances are non-interest bearing, unsecured and due on demand.

 F-7