Form 10-Q
period 2013-03-31
RICH STAR DEVELOPMENT, CORP
filed 2013-05-20
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of May 17, 2013

RICH STAR DEVELOPMENT CORPORATION
FOR THE THREE MONTHS ENDED
MARCH 31, 2013

PART I

Item 1	Financial Statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	Unaudited
Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,170	$422
Notes payable	44,675	35,338
Total current liabilities	45,845	35,760

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	101,033	100,296
Deficit accumulated during the development stage	(150,378)	(139,556)
Total stockholders’ deficit	(45,845)	(35,760)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Operating expenses
General and administrative expenses	$10,085	$9,567	$147,345

Total operating expenses	10,085	9,567	147,345

Loss from operations	(10,085)	(9,567)	(147,345)

Interest expense	(737)	-	(3,033)

Net loss	$(10,822)	$(9,567)	$(150,378)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock for
non-employee services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)

Balance, December 31, 2012	3,500,000	3,500	100,296	(139,556)	(35,760)

Imputed interest	-	-	737	-	737

Net loss	-	-	-	(10,822)	(10,822)

Balance, March 31, 2013	3,500,000	$3,500	$101,033	$(150,378)	$(45,845)

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From May 29, 2009
	Three Months Ended		(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(10,822)	$(9,567)	$(150,378)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	737	-	3,033
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	748	(7,500)	1,170
Net cash used in operating activities	(9,337)	(17,067)	(144,675)

Cash flows from financing activities:
Proceeds from notes payable	9,337	17,025	109,675
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	9,337	17,025	144,675

Net decrease in cash	-	(42)	-

Cash - beginning of period	-	115	-

Cash - end of period	$-	$73	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2012 and 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Year-End - The Company has selected December 31 as its year end.

Development Stage Company - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining debt and/or equity related financing, negotiating distribution agreements and marketing the territory for product distribution outlets.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2013 and December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2012 no amounts were in excess of the federally insured program.

Revenue Recognition - The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of products, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Equity-based Compensation Expense - The Company recognizes all forms of equity-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Equity-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Equity-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the equity-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period.

When computing fair value of equity-based compensation, the Company considers the following variables:

●	The expected option term is computed using the “simplified” method.

●	The expected volatility is based on the historical volatility of its common stock using the daily quoted closing trading prices.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on our common stock in the foreseeable future.

●	The forfeiture rate is based on the historical forfeiture rate for its unvested stock options.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2013 and December 31, 2012, respectively.

Financial Instruments - Financial instruments consist of accounts payable and notes payable. Recorded values of accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

Recent Accounting Pronouncements - In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  The Company adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

3.	GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $10,822, net cash used in operations of $9,337 during the three months ended March 31, 2013 and a working capital deficit and stockholders’ deficit of $45,845 at March 31, 2013.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $150,378.

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

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
UNAUDITED

4.	NOTE PAYABLE

As of March 31, 2013 and December 31, 2012, notes payable consisted of the following:

Principal

Balance, December 31, 2012	$35,338
Advances	9,337
Repayments	-
Balance, March 31, 2013	$44,675

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $737 and $0 was recorded to donated capital at 8% for the three months ended March 31, 2013 and 2012, respectively.  See Note 6 for additional advances subsequent to March 31, 2013.

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

As of May 15, 2013, the stockholder referenced in Note 4, Note Payable, advanced an additional $2,137 for a total due of $46,812.  The advances are non-interest bearing, unsecured and due on demand.

Item 2                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in our other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, through our management we may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance, and therefore, you should not put undue reliance upon them.  Some of the statements that are forward-looking include: our ability to successfully implement our business plan; our estimates of revenues and of other expenses associated with our operations; and our ability to generate sufficient cash flows and maintain adequate sources of liquidity to finance our ongoing operations and capital expenditures.  We undertake no obligation to update or revise any forward-looking statements.

History and Overview

Rich Star Development Corporation (“we,” “our,” “us,” or “the Company”) was incorporated in the State of Nevada on May 29, 2009.

Plan of Operations

We are a wholesale distribution company that plans to import and source locally products in the food service.

Our business is in the developmental stage.  Our ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations to generate revenue.  We do not have any formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Results of Operations

We are a wholesale distribution company that plans to import and source locally products in the food service. The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Revenues

We did not generate any revenues during the period from May 29, 2009 (inception) to March 31, 2013.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for three months ended March 31, 2013 were general and administrative expense of $10,085 and interest expense of $737, compared to general and administrative expense of $9,567 and interest expense of $0 for the three months ended March 31, 2012.  The largest components of general and administrative expense were professional fees in the amounts of $8,715 and $9,465, respectively.

Our total expenses for the period from May 29, 2009 (inception) to March 31, 2013 were general and administrative expense of $147,345 and interest expense of $3,033.

Net Loss

Our net loss for the three months ended March 31, 2013 was $10,822 compared to a net loss of $9,567 for the three months ended March 31, 2012.  Our total deficit accumulated during the development stage covering the period from May 29, 2009 (inception) to March 31, 2013 was $150,378.

Operating Activities

During the three months ended March 31, 2013, we used cash in the amount of $9,337 for operating activities. This includes a net loss of $10,822, imputed interest of $737 and an increase in accounts payable of $748.  By comparison, during the three months ended March 31, 2012, we used cash in the amount of $17,067 for operating activities. This includes a net loss of $9,567 and a $7,500 decrease in accounts payable.

During the period from May 29, 2009 (inception) to March 31, 2012, we used $144,675 in operating activities.  This includes a net loss of $150,378, imputed interest of $3,033, stock issued for non-employee services of $1,500 and an increase in accounts payable of $1,170.

Investing Activities

There were no investing activities for the three months ended March 31, 2013 and 2012 or for the period from May 29, 2009 (inception) to March 31, 2013.

Financing Activities

During the three months ended March 31, 2013, we received proceeds from notes payable in the amount of $9,337 for total cash provided by financing activities of $9,337.  By contrast, during the three months ended March 31, 2012, we received proceeds from notes payable in the amount of $17,025 for total cash provided by financing activities of $17,025.

From May 29, 2009 (inception) to March 31, 2013, we received we received proceeds from notes payable in the amount of $109,675, repaid notes payable in the amount of $65,000 and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $144,675.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $10,822, net cash used in operations of $9,337 during the three months ended March 31, 2013 and a working capital deficit and stockholders’ deficit of $45,845 at March 31, 2013.  We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $150,378.

We anticipate that we will continue to generate losses from operations in the near future raising substantial doubt about our ability to continue as a going concern.  Our ability to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

Development Stage

Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include obtaining debt and/or equity related financing, negotiating distribution agreements and marketing the territory for product distribution outlets.  As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations, stockholders’ deficit and cash flows from inception to the current balance sheet date.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013.  We adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013.  We adopted this guidance in 2013 without material impact on its financial position, results of operations or cash flows.

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

Rich Star Development Corporation

Date: May 20, 2013	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer