Form 10-K/A
period 2012-12-31
RICH STAR DEVELOPMENT, CORP
filed 2013-06-21
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-166454

Rich Star Development Corporation
(Exact name of registrant as specified in its charter)

Nevada	42-1769584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Charleston Blvd., Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

(702) 722-0865
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rich Star Development Corporation (the “Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2012 that was originally filed on February 28, 2013 (the “Original Annual Report”) to furnish the applicable Report(s) of Independent Registered Accounting Firm(s) to the Form 10-K which had been omitted from the Original Annual Report.

The Original Annual Report has been revised to reflect the changes above. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report.

RICH STAR DEVELOPMENT CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

INDEX TO FORM 10-K/A
(Amendment No. 1)

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K/A). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

For the years ended December 31, 2012 and 2011 and for the period from May 29, 2009 (inception) to December 31, 2012:

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

From May 29, 2009 (inception) to December 31, 2012, we received note payable advances in the amount of $100,338, repaid $65,000 due to the stockholder and received proceeds from issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $135,338.

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

Rich Star Development Corporation

Date: June 21, 2013	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 21, 2013	/s/ Man Yee Kung
Man Yee Kung Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

/s/ Ying Yiu Chan
Date: June 21, 2013	Ying Yiu Chan Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rich Star Development Corporation

We have audited the accompanying balance sheets of Rich Star Development Corporation (a Development Stage Company) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for year then ended. Rich Star Development Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Star Development Corporation as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Rich Star Development Corporation will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has a working capital deficit and reported a net loss since inception and will need to secure new financing or additional capital in order to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
February 28, 2013
Las Vegas, Nevada

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

/s/Berman & Company, P.A.

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

5.           INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $139,556 and $112,000 as of December 31, 2012 and 2011, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset:
Net operating loss	$139,556	$112,000
Income tax rate	35%	34%
	48,845	38,000
Less valuation allowance	(48,845)	(38,000)
Deferred tax asset	$-	$-

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