Form 10-Q
period 2013-06-30
RICH STAR DEVELOPMENT, CORP
filed 2013-08-01
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of July 31, 2013

RICH STAR DEVELOPMENT CORPORATION
FOR THE SIX MONTHS ENDED
JUNE 30, 2013

PART I

Item 1	Financial Statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	Unaudited
Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$4,345	$422
Notes payable	46,812	35,338
Total current liabilities	51,157	35,760

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	101,945	100,296
Deficit accumulated during the development stage	(156,602)	(139,556)
Total stockholders’ deficit	(51,157)	(35,760)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From May 29, 2009
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating expenses
General and administrative expenses	$5,312	$6,472	$15,397	$16,039	$152,657

Total operating expenses	5,312	6,472	15,397	16,039	152,657

Loss from operations	(5,312)	(6,472)	(15,397)	(16,039)	(152,657)

Interest expense	(912)	-	(1,649)	-	(3,945)

Net loss	$(6,224)	$(6,472)	$(17,046)	$(16,039)	$(156,602)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)

Balance, December 31, 2012	3,500,000	3,500	100,296	(139,556)	(35,760)

Imputed interest	-	-	1,649	-	1,649

Net loss	-	-	-	(17,046)	(17,046)

Balance, June 30, 2013	3,500,000	$3,500	$101,945	$(156,602)	$(51,157)

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From May 29, 2009
	Six Months Ended		(Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(17,046)	$(16,039)	$(156,602)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	1,649	-	3,945
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	3,923	(4,315)	4,345
Net cash used in operating activities	(11,474)	(20,354)	(146,812)

Cash flows from financing activities:
Proceeds from notes payable	11,474	20,270	111,812
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	11,474	20,270	146,812

Net decrease in cash	-	(84)	-

Cash - beginning of period	-	115	-

Cash - end of period	$-	$31	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

These unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K which contains audited financial statements and notes covering the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the six months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Year-End - The Company has selected December 31 as its year end.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at June 30, 2013 or December 31, 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2013 and December 31, 2012 no amounts were in excess of the federally insured program.

Revenue Recognition - The Company currently has not generated revenues. Any future revenues earned, primarily through the sale of products, will be recognized utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Share-based Compensation Expense - The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

When computing fair value of share-based compensation, the Company considers the following variables:

•	The expected option term is computed using the “simplified” method.

•	The expected volatility is based on the historical volatility of its common stock using the daily quoted closing trading prices.

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

•	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on our common stock in the foreseeable future.

•	The forfeiture rate is based on the historical forfeiture rate for its unvested stock options.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2013 or December 31, 2012.

Financial Instruments - Financial instruments consist of accounts payable and notes payable. The recorded values of these instruments approximate fair values due to the short maturities of such instruments and the stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

New Accounting Pronouncements - There are no recent accounting pronouncements that are expected to have a material effect on the Company’s interim unaudited financial statements.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

3.           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $17,046, net cash used in operations of $11,474 during the six months ended June 30, 2013 and a working capital deficit and stockholders’ deficit of $51,157 at June 30, 2013.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $156,602.

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

4.           NOTE PAYABLE

As of June 30, 2013 and December 31, 2012, notes payable consisted of the following:

Principal

Balance, December 31, 2012	$35,338
Advances	11,474
Repayments	-
Balance, June 30, 2013	$46,812

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $1,649 and $0 was recorded to donated capital at 8% for the six months ended June 30, 2013 and 2012, respectively.  See Note 6 for additional advances subsequent to June 30, 2013.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
UNAUDITED

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

6.           SUBSEQUENT EVENTS

In July 2013, the note holder referenced in Note 4 advanced an additional $4,345 for a total due of $51,157.  The advances are non-interest bearing, unsecured and due on demand.

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

For the three months ended June 30, 2013 and 2012:

Our total general and administrative expenses during the three months ended June 30, 2013 and 2012 were $5,312 and $6,472, respectively.  The largest components of general and administrative expense during these periods were professional fees in the amounts of $1,850 and $4,050, respectively.  The reduction in professional fees is primarily due to the change in our independent registered public accountants in July 2012.

In addition, we recognized interest expense of $912 and $0 based on our outstanding note payable balance for the three months ended June 30, 2013 and 2012, respectively.  Imputed interest has been recorded to donated capital at 8% per annum, compounded annually.

As a result of the above, our net loss for the three months ended June 30, 2013 was $6,224 as compared to a net loss of $6,472 for the three months ended June 30, 2012.

For the six months ended June 30, 2013 and 2012:

Our total general and administrative expenses for the six months ended June 30, 2013 were $15,397 as compared to $16,039 for the comparable 2012 period.  The largest components of general and administrative expense during these periods were professional fees in the amounts of $10,565 and $13,515, respectively.  The reduction in professional fees is primarily due to the change in our independent registered public accountants in July 2012.

Interest expense totaled $1,649 and $0 for the six months ended June 30, 2013 and 2012, respectively, based on our outstanding note payable balance.  Imputed interest has been recorded to donated capital at 8% per annum, compounded annually.

As a result of the above, our net loss for the six months ended June 30, 2013 was $17,046 and our net loss for the six months ended June 30, 2012 was $16,039.

For the period from May 29, 2009 (inception) to June 30, 2013:

We have not generated any revenues from May 29, 2009 (inception) to June 30, 2013.  During this development stage, we were primarily focused on corporate organization, our initial public offering and the development of our business plan.

Our total expenses for the period from May 29, 2009 (inception) to June 30, 2013 included $152,657 for general and administrative expenses and $3,945 for imputed interest on notes payable resulting in an accumulated deficit of $156,602 since inception.

Liquidity and Financial Condition

Operating Activities

During the six months ended June 30, 2013, we used cash in the amount of $11,474 for operating activities. This includes a net loss of $17,046, imputed interest of $1,649 and an increase in accounts payable of $3,923.

By comparison, during the six months ended June 30, 2012, we used cash in the amount of $20,354 for operating activities. This includes a net loss of $16,039 and a $4,315 decrease in accounts payable.

During the period from May 29, 2009 (inception) to June 30, 2013, we used $146,812 of cash in operating activities.  This included a net loss of $156,602 offset by imputed interest of $3,945, stock issued for services in the amount of $1,500 and an increase in accounts payable of $4,345.

Investing Activities

There were no investing activities for the six months ended June 30, 2013 and 2012, or for the period from May 29, 2009 (inception) to June 30, 2013.

Financing Activities

During the six months ended June 30, 2013, we received proceeds from notes payable in the amount of $11,474 for total cash provided by financing activities of $11,474.  By contrast, during the six months ended June 30, 2012, we received proceeds from notes payable in the amount of $20,270 for total cash provided by financing activities of $20,270.

From May 29, 2009 (inception) to June 30, 2013, we received proceeds from notes payable in the amount of $111,812, repaid $65,000 due to the note holder and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $146,812.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $17,046, net cash used in operations of $11,474 during the six months ended June 30, 2013 and a working capital deficit and stockholders’ deficit of $51,157 at June 30, 2013.  We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $156,602.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on our interim unaudited financial statements.

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

Rich Star Development Corporation

Date: July 31, 2013	/s/ Man Yee Kung
Man Yee Kung Chief Executive Officer