Form 10-Q
period 2013-09-30
RICH STAR DEVELOPMENT, CORP
filed 2013-11-07
CIK 1489902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of November 7, 2013

RICH STAR DEVELOPMENT CORPORATION
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013

PART I

Item 1	Financial Statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	Unaudited
Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$40	$422
Notes payable	54,119	35,338
Total current liabilities	54,159	35,760

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	102,988	100,296
Deficit accumulated during the development stage	(160,647)	(139,556)
Total stockholders’ deficit	(54,159)	(35,760)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From May 29, 2009
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Operating expenses
General and administrative expenses	$3,002	$6,453	$18,399	$22,492	$155,659

Total operating expenses	3,002	6,453	18,399	22,492	155,659

Loss from operations	(3,002)	(6,453)	(18,399)	(22,492)	(155,659)

Interest expense	(1,043)	-	(2,692)	-	(4,988)

Net loss	$(4,045)	$(6,453)	$(21,091)	$(22,492)	$(160,647)

Net loss per common share -
basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$1,500	$-	$-	$1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)

Balance, December 31, 2012	3,500,000	3,500	100,296	(139,556)	(35,760)

Imputed interest	-	-	2,692	-	2,692

Net loss	-	-	-	(21,091)	(21,091)

Balance, September 30, 2013	3,500,000	$3,500	$102,988	$(160,647)	$(54,159)

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From May 29, 2009
	Nine Months Ended		(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(21,091)	$(22,492)	$(160,647)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	2,692	-	4,988
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	(382)	(11,095)	40
Net cash used in operating activities	(18,781)	(33,587)	(154,119)

Cash flows from financing activities:
Proceeds from notes payable	18,781	33,472	119,119
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	18,781	33,472	154,119

Net decrease in cash	-	(115)	-

Cash - beginning of period	-	115	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2013 or December 31, 2012, respectively.

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

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2013 or December 31, 2012.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
UNAUDITED

3.	GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $21,091, net cash used in operations of $18,781 during the nine months ended September 30, 2013 and a working capital deficit and stockholders’ deficit of $54,159 at September 30, 2013.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $160,647.

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

4.	NOTE PAYABLE

As of September 30, 2013 and December 31, 2012, notes payable consisted of the following:

Principal

Balance, December 31, 2012	$35,338
Advances	18,781
Repayments	-
Balance, September 30, 2013	$54,119

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $2,692 and $0 was recorded to donated capital at 8% for the nine months ended September 30, 2013 and 2012, respectively.  See Note 6 for additional advances subsequent to September 30, 2013.

RICH STAR DEVELOPMENT CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

During October and November of 2013, the note holder referenced in Note 4 advanced an additional $3,533 for a total due of $57,652.  Imputed interest on the outstanding balance is recorded to donated capital at 8%.  The advances are unsecured and due on demand.

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

For the three months ended September 30, 2013 and 2012:

Our total general and administrative expenses during the three months ended September 30, 2013 and 2012 were $3,002 and $6,453, respectively.  The largest components of general and administrative expense during these periods were professional fees in the amounts of $2,250 and $4,200, respectively.  The reduction in professional fees is primarily due to the change in our independent registered public accountants in July 2012.

In addition, we recognized interest expense of $1,043 and $0 based on our outstanding note payable balance for the three months ended September 30, 2013 and 2012, respectively.  Imputed interest has been recorded to donated capital at 8% per annum, compounded annually.

As a result of the above, our net loss for the three months ended September 30, 2013 was $4,045 as compared to a net loss of $6,453 for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012:

Our total general and administrative expenses for the nine months ended September 30, 2013 were $18,399 as compared to $22,492 for the comparable 2012 period.  The largest components of general and administrative expense during these periods were professional fees in the amounts of $12,815 and $17,715, respectively.  The reduction in professional fees is primarily due to the change in our independent registered public accountants in July 2012.

Interest expense totaled $2,692 and $0 for the nine months ended September 30, 2013 and 2012, respectively, based on our outstanding note payable balance.  Imputed interest has been recorded to donated capital at 8% per annum, compounded annually.

As a result of the above, our net loss for the nine months ended September 30, 2013 was $21,091 and our net loss for the nine months ended September 30, 2012 was $22,492.

For the period from May 29, 2009 (inception) to September 30, 2013:

We have not generated any revenues from May 29, 2009 (inception) to September 30, 2013.  During this development stage, we were primarily focused on corporate organization, our initial public offering and the development of our business plan.

Our total expenses for the period from May 29, 2009 (inception) to September 30, 2013 included $155,659 for general and administrative expenses and $4,988 for imputed interest on notes payable resulting in an accumulated deficit of $160,647 since inception.

Liquidity and Financial Condition

Operating Activities

During the nine months ended September 30, 2013, we used cash in the amount of $18,781 for operating activities. This includes a net loss of $21,091, imputed interest of $2,692 and a decrease in accounts payable of $382.

By comparison, during the nine months ended September 30, 2012, we used cash in the amount of $33,587 for operating activities. This includes a net loss of $22,492 and an $11,095 decrease in accounts payable.

During the period from May 29, 2009 (inception) to September 30, 2013, we used $154,119 of cash in operating activities.  This included a net loss of $160,647 offset by imputed interest of $4,988, stock issued for services in the amount of $1,500 and an increase in accounts payable of $40.

Investing Activities

There were no investing activities for the nine months ended September 30, 2013 and 2012, or for the period from May 29, 2009 (inception) to September 30, 2013.

Financing Activities

During the nine months ended September 30, 2013, we received proceeds from notes payable in the amount of $18,781 for total cash provided by financing activities of $18,781.  By contrast, during the nine months ended September 30, 2012, we received proceeds from notes payable in the amount of $33,472 for total cash provided by financing activities of $33,472.

From May 29, 2009 (inception) to September 30, 2013, we received proceeds from notes payable in the amount of $119,119, repaid $65,000 due to the note holder and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $154,119.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $21,091, net cash used in operations of $18,781 during the nine months ended September 30, 2013 and a working capital deficit and stockholders’ deficit of $54,159 at September 30, 2013.  We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $160,647.

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

Rich Star Development Corporation

Date: November 7, 2013	/s/ Siu Mun Kung
Siu Mun Kung Chief Executive Officer