Form 10-K
period 2013-12-31
RICH STAR DEVELOPMENT, CORP
filed 2014-03-31
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

□ Yes                      ☒ No (Not required)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $175,000, as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of March 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RICH STAR DEVELOPMENT CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

INDEX TO FORM 10-K

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

Item 5.

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

	Bid Prices ($)
2012 Fiscal Year	High	Low

March 31, 2012	$0.00	$0.00
June 30, 2012	$0.00	$0.00
September 30, 2012	$0.00	$0.00
December 31, 2012	$0.00	$0.00

2013 Fiscal Year

March 31, 2013	$0.00	$0.00
June 30, 2013	$0.00	$0.00
September 30, 2013	$0.00	$0.00
December 31, 2013	$0.00	$0.00

On March 27, 2014, the closing price for the common stock on the OTCBB was $0.00 per share.

Holders

As of December 31, 2013, we had 36 holders of our common stock.

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

None.

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

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

For the years ended December 31, 2013 and 2012 and for the period from May 29, 2009 (inception) to December 31, 2013:

Revenue

We did not generate any revenue during the period from May 29, 2009 (inception) to December 31, 2013.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for the year ended December 31, 2013 were $22,757 for general, administrative and interest expenses, as compared to $23,759 for the year ended December 31, 2012.  The largest components of general and administrative expense were professional fees in the amounts of $15,283 and $18,565, respectively.

Our total expenses for the period from May 29, 2009 (inception) to December 31, 2013 were $166,144 for general, administrative and interest expenses.  The largest components of general and administrative expense during that period were professional fees in the amount of $75,068 and consulting fees in the amount of $65,000.

Net Loss

Our net loss for the year ended December 31, 2013 was $26,588 as compared to a net loss of $26,055 for the year ended December 31, 2013.  Our accumulated deficit for the period from May 29, 2009 (inception) to December 31, 2013 was $166,144.

Liquidity and Financial Condition

As of December 31, 2013 we had no current assets, current liabilities of $58,517 and a working capital deficit of $58,517 as compared to current asset of $nil, current liabilities of $35,760 and working capital deficit of $35,760 at December 31, 2012.

Operating Activities

During the year ended December 31, 2013, we used cash in the amount of $22,629 for operating activities. This included a net loss of $26,588, imputed interest of $3,831 and a $128 increase in accounts payable.

By comparison, during the year ended December 31, 2012, we used cash in the amount of $34,437 for operating activities. This included a net loss of $26,055, imputed interest of 2,296 and a decrease of $10,678 in accounts payable.

During the period from May 29, 2009 (inception) to December 31, 2013, we used $157,967 of cash in operating activities.  This included a net loss of $166,144, imputed interest of $6,127, stock issued for services in the amount of $1,500 and a $550 increase in accounts payable.

Investing Activities

There were no investing activities for the year ended December 31, 2013 and 2012 or for the period from May 29, 2009 (inception) to December 31, 2013.

Financing Activities

During the year ended December 31, 2013, we received stockholder advances in the amount of $22,629 for total cash provided by financing activities of $22,629.

By comparison, during the year ended December 31, 2012, we received stockholder advances in the amount of $34,322 for total cash provided by financing activities of $34,322.

From May 29, 2009 (inception) to December 31, 2013, we received note payable advances in the amount of $122,967, repaid $65,000 due to the stockholder and received proceeds from issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $157,967.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $26,588, net cash used in operations of $22,629 and a working capital deficit and stockholders’ deficit of $58,517 at December 31, 2013.  We have had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $166,144.

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

Cash

We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012, respectively.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data

See page 22.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2013, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance Disclosure

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2013.

Name	Age	Position

Siu Mun Kung	54	President, Chief Executive and Financial Officer, Secretary and Director

Biographical information regarding  our sole  officer and director is listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

Ms. Siu Mun Kung, age 54, is the Company’s President, CEO, CFO, Secretary and sole Director.   She was appointed as secretary and as a director effective as of August 28, 2013, and was appointed as CEO and CFO effective as of September 5, 2013.  Ms. Kung was the Shipping Officer of New Era Knitting Corp., Hong Kong, from March 1987 to May, 2004, and has been the Shipping Officer of Hung Fat Decorations, Ltd., Hong Kong, from June2004 to the present.  Ms. Kung graduated from high school in Hong Kong, in 1978.

Directors

Our bylaws authorize no less than one (1) director. We currently have one director.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11.

Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2013 and 2012:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siu Mun	2013	-	-	-	-	-	-	-	-
Kung(1)
Man Yee Kung (2)	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

Ying Yiu Chan (3)	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

(1)	President, Chief Executive and Financial Officer, and Director
(2)	Formerly President, CEO, Financial Officer and Director (3) Formerly Secretary and Director

Employment Agreements

None.

Director Compensation

None.

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2013 for our officers and directors:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Siu Mun Kung	-	-	-	-	-	-	-	-	-

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2013.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Man Yee Kung 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	1,000,000	28.6%
Common	Derek Tak Wing Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Diane Tak Nga Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Dickson Tak Sang Wong 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	600,000	17.1%
Common	Ying Yiu Chan 2051 No 6 Road Unit Vancouver, BC V6V 1P3 Canada	500,000	14.3%
Common Common	Siu Mun Kung Flat A1, 23/F, Block 1, Rivera Garden 20-30 Tai Chung Kin Road Shatin, NT, Hong Kong All Officers and Directors as a Group (1 person)	2,000 2,000	0.057% 0.057%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.

Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2013 2012	$9,500 $9,500	- -	- -	- -

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15.

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

Rich Star Development Corporation

Date: March 31, 2014	/s/ Siu Mun Kung
Siu Mun Kung Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Siu Mun Kung
Siu Mun Kung Director, President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

 Rich Star Development Corporation

We have audited the accompanying balance sheets of Rich Star Development Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Rich Star Development Corporation  as of  December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, NV

March 31, 2014

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets

Current assets
Cash	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$ 550	$ 422
Notes payable	57,967	35,338
Total current liabilities	58,517	35,760

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding, respectively	3,500	3,500
Additional paid in capital	104,127	100,296
Deficit accumulated during the development stage	(166,144)	(139,556)
Total stockholders’ deficit	(58,517)	(35,760)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements.

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			From May 29, 2009
	Twelve Months Ended		(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Operating expenses
General and administrative expenses	$ 22,757	$ 23,759	$ 160,017

Total operating expenses	22,757	23,759	160,017

Loss from operations	(22,757)	(23,759)	(160,017)

Interest expense	(3,831)	(2,296)	(6,127)

Net loss	$ (26,588)	$ (26,055)	$ (166,144)

Net loss per common share -
basic and fully diluted	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000

See accompanying notes to financial statements.

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)

Issuance of common stock
for services at $0.001 per share	1,500,000	$ 1,500	$ -	$ -	$ 1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)

Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)

Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)

Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)

Balance, December 31, 2012	3,500,000	3,500	100,296	(139,556)	(35,760)

Imputed interest	-	-	3,831	-	3,831

Net loss	-	-	-	(26,588)	(26,588)

Balance, December 31, 2013	3,500,000	$ 3,500	$ 104,127	$ (166,144)	$ (58,517)

See accompanying notes to financial statements.

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From May 29, 2009
	Twelve Months Ended		(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities:
Net loss	$ (26,588)	(26,055)	$ (166,144)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	3,831	2,296	6,127
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	128	(10,678)	550
Net cash used in operating activities	(22,629)	(34,437)	(157,967)

Cash flows from financing activities:
Proceeds from notes payable	22,629	34,322	122,967
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	22,629	34,322	157,967

Net decrease in cash	-	(115)	-

Cash - beginning of period	-	115	-

Cash - end of period	$ -	$ -	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

See accompanying notes to financial statements.

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of December 31, 2013 no amounts were in excess of the federally insured program.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2013 or December 31, 2012.

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

 3.           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $26,588, net cash used in operations of $22,629 and a working capital deficit and stockholders’ deficit of $58,517 at December 31, 2013.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $166,144.

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

As of December 31, 2013, the stockholder advanced an additional $57,967 for general working capital purposes. All advances are non-interest bearing, unsecured, and due on demand. See Note 7 for additional advances subsequent to December 31, 2013. Imputed interest of $3,831 was recorded to donated capital at 8% for the year ended December 31, 2013.

5.           INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $166,144 and $139,556 as of December 31, 2013 and 2012, respectively.  These carry forwards may be used to offset against future taxable income and begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset:
Net operating loss	$166,144	$139,556
Income tax rate	35%	35%
	58,150	48,845
Less valuation allowance	(58,150)	(48,845)
Deferred tax asset	$-	$-

Through December 31, 2013, a valuation allowance has been recorded to offset the deferred tax assets related to the net operating losses.

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

7.           SUBSEQUENT EVENTS

As of March 31, 2014, the stockholder had advanced an additional $8,190 for a total due of $66,156.