Form 10-Q
period 2014-03-31
RICH STAR DEVELOPMENT, CORP
filed 2014-05-14
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes

[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [X] No(Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of May 12, 2014

RICH STAR DEVELOPMENT CORPORATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2014

PART I

Item 1

Financial Statements

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

UNAUDITED

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash	$ -	$ -
Total current assets	-	-
Total assets	$ -	$ -
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 865	$ 550
Notes payable	66,157	57,967
Total current liabilities	67,022	58,517

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid in capital	104,316	104,127
Deficit accumulated during the development stage	(174,838)	(166,144)
Total stockholders’ deficit	(67,022)	(58,517)

Total liabilities and stockholders' deficit	$ -	$ -
	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

UNAUDITED

			From May 29, 2009
	Three Months Ended		(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Operating expenses
General and administrative expenses	$ 8,505	$ 10,085	$ 168,522

Total operating expenses	8,505	10,085	168,522

Loss from operations	(8,505)	(10,085)	(168,522)

Interest expense	(189)	(737)	(6,316)

Net loss	$ (8,694)	$ (10,822)	$ (174,838)

Net loss per common share -
basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

UNAUDITED

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Equity (Deficit)
Issuance of common stock
for services at $0.001 per share	1,500,000	$ 1,500	$ -	$ -	$ 1,500

Issuance of common stock
for cash at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss	-	-	-	(51,529)	(51,529)
Balance, December 31, 2009	3,500,000	3,500	98,000	(51,529)	49,971

Net loss	-	-	-	(34,882)	(34,882)
Balance, December 31, 2010	3,500,000	3,500	98,000	(86,411)	15,089

Net loss	-	-	-	(27,090)	(27,090)
Balance, December 31, 2011	3,500,000	3,500	98,000	(113,501)	(12,001)

Imputed interest	-	-	2,296	-	2,296

Net loss	-	-	-	(26,055)	(26,055)
Balance, December 31, 2012	3,500,000	3,500	100,296	(139,556)	(35,760)

Imputed interest	-	-	3,831	-	3,831

Net loss	-	-	-	(26,588)	(26,588)
Balance, December 31, 2013	3,500,000	3,500	104,127	(166,144)	(58,517)

Imputed interest	-	-	189	-	189

Net loss	-	-	-	(8,694)	(8,694)
Balance, March 31, 2014	3,500,000	$ 3,500	$ 104,316	$ (174,838)	$ (67,022)

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

UNAUDITED

			From May 29, 2009
	Three Months Ended		(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operating activities:
Net loss	$ (8,694)	$ (10,822)	$ (174,838)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	189	737	6,316
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	315	748	865
Net cash used in operating activities	(8,190)	(9,337)	(166,157)
	-	-	-
Cash flows from financing activities:
Proceeds from notes payable	8,190	9,337	131,157
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	8,190	9,337	166,157
	-	-	-
Net decrease in cash	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$ -	$ -	$ -
	$ -		$ -
Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED MARCH 31, 2014

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2014 and December 31, 2013, respectively.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of March 31, 2014 and December 31, 2013, respectively.

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

Recent Accounting Pronouncements – There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

3.

GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $8,694, net cash used in operations of $8,190 during the three months ended March 31, 2014 and a working capital deficit and stockholders’ deficit of $67,022 at March 31, 2014.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $174,838.

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

4.

NOTE PAYABLE

As of March 31, 2014 and December 31, 2013, notes payable consisted of the following:

Principal

Balance, December 31, 2013	$ 57,967
Advances	8,190
Repayments	-

Balance, March 31, 2014	$ 66,157

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $189 and $737 was recorded to donate capital at 8% for the three months ended March 31, 2014 and 2013, respectively.

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

Revenues

We did not generate any revenues during the period from May 29, 2009 (inception) to March 31, 2014.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for three months ended March 31, 2014 were general and administrative expense of $8,505 and interest expense of $189, compared to general and administrative expense of $10,085 and interest expense of $737 for the three months ended March 31, 2013.  The largest components of general and administrative expense were professional fees in the amounts of $8,505 and $10,085, respectively.

Our total expenses for the period from May 29, 2009 (inception) to March 31, 2014 were general and administrative expense of $168,522 and interest expense of $6,316.

Net Loss

Our net loss for the three months ended March 31, 2014 was $8,694 compared to a net loss of $10,822 for the three months ended March 31, 2013.  Our total deficit accumulated during the development stage covering the period from May 29, 2009 (inception) to March 31, 2014 was $174,838.

Operating Activities

During the three months ended March 31, 2014, we used cash in the amount of $8,190 for operating activities. This includes a net loss of $8.694, imputed interest of $189 and an increase in accounts payable of $315.  By comparison, during the three months ended March 31, 2013, we used cash in the amount of $9,337 for operating activities. This includes a net loss of $10,822, imputed interest of $737 and a $748 increase in accounts payable.

During the period from May 29, 2009 (inception) to March 31, 2014, we used cash in the amount of $166,157 in operating activities.  This includes a net loss of $174,838, imputed interest of $6,316, stock issued for non-employee services of $1,500 and an increase in accounts payable of $865.

Investing Activities

There were no investing activities for the three months ended March 31, 2014 and 2013 or for the period from May 29, 2009 (inception) to March 31, 2014.

Financing Activities

During the three months ended March 31, 2014, we received proceeds from notes payable in the amount of $8,190 for total cash provided by financing activities of $8,190.  By contrast, during the three months ended March 31, 2013, we received proceeds from notes payable in the amount of $9,337 for total cash provided by financing activities of $9,337.

From May 29, 2009 (inception) to March 31, 2014, we received we received proceeds from notes payable in the amount of $131,157, repaid notes payable in the amount of $65,000 and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $166,157.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $8,694, net cash used in operations of $8,190 during the three months ended March 31, 2014 and a working capital deficit and stockholders’ deficit of $67,022 at March 31, 2014.  We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $174,838.

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

Rich Star Development Corporation

Date: May 14, 2014	/s/ Siu Mun Kung
Siu Mun Kung Chief Executive Officer