Form 10-Q
period 2014-06-30
RICH STAR DEVELOPMENT, CORP
filed 2014-08-11
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[  ] No (Not required)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of August 05, 2014.

RICH STAR DEVELOPMENT CORPORATION

FOR THE SIX MONTHS ENDED

JUNE 30, 2014

PART I

Item 1

Financial Statements

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30, 2014	December 31, 2013

Assets
Current assets
Cash	$ -	$ -
Total current assets	-	-
Total assets	$ -	$ -

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 2,689	$ 550
Notes payable	69,413	57,967
Total current liabilities	72,102	58,517

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 and 3,500,000 shares issued and outstanding as of June 30, 2014 and	3,500	3,500
June 30, 2014 and December 31, 2013, respectively
Additional paid in capital	105,026	104,127
Deficit accumulated during the development stage	(180,628)	(166,144)
Total stockholders’ deficit	(72,102)	(58,517)

Total liabilities and stockholders' deficit	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

					From May 29, 2009
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Operating expenses
General and administrative expenses	$ 5,080	$ 5,312	$ 13,585	$ 15,397	$ 173,602

Total operating expenses	5,080	5,312	13,585	15,397	173,602

Loss from operations	(5,080)	(5,312)	(13,585)	(15,397)	(173,602)

Interest expense	(710)	(912)	(899)	(1,649)	(7,026)

Net loss	$ (5,790)	$ (6,224)	$ (14,484)	$ (17,046)	$ (180,628)

Net loss per common share -
basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

RICH STAR DEVELOPMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

			From May 29, 2009
	Six Months Ended		(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flows from operating activities:
Net loss	$ (14,484)	$ (17,046)	$ (180,628)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	899	1,649	7,026
Issuance of common stock for non-employee services	-	-	1,500
Changes in operating assets and liabilities:
Accounts payable	2,139	3,923	2,689
Net cash used in operating activities	(11,446)	(11,474)	(169,413)
	-	-	-
Cash flows from financing activities:
Proceeds from notes payable	11,446	11,474	134,413
Repayments on notes payable	-	-	(65,000)
Proceeds from issuance of common stock	-	-	100,000
Net cash provided by financing activities	11,446	11,474	169,413
Net decrease in cash	-	-	-
Cash - beginning of period	-	-	-

Cash - end of period	$ -	$ -	$ -
Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE TWO MONTHS ENDED JUNE 30, 2014

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at June 30, 2014 and December 31, 2013, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of June 30, 2014 no amounts were in excess of the federally insured program.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of June 30, 2014 and December 31, 2013, respectively.

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

3.

GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $14,484, net cash used in operations of $11,446 during the six months ended June 30, 2014 and a working capital deficit and stockholders’ deficit of $72,102 at June 30, 2014.  The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $180,628.

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

4.

NOTE PAYABLE

As of June 30, 2014 and December 31, 2013, notes payable consisted of the following:

Principal

Balance, December 31, 2013	$ 57,967
Advances	11,446
Repayments	-
Balance, June 30, 2014	$ 69,413

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $899 and $1,649 was recorded to donated capital at 8% for the six months ended June 30, 2014 and 2013, respectively.

5.

STOCKHOLDERS’ (DEFICIT)

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

6. SUBSEQUENT EVENTS

After a review of all business dealings, the company determined they had no subsequent events to disclose.

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

Revenues

We did not generate any revenues during the period from May 29, 2009 (inception) to June 30, 2014.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for six months ended June 30, 2014 were general and administrative expense of $13,585 and interest expense of $899, compared to general and administrative expense of $15,397 and interest expense of $1,649 for the six months ended June 30, 2013.  The largest components of general and administrative expense were professional fees in the amounts of $13,585 and $15,397, for six months ended June 30, 2014 and 2013 respectively.

Our total expenses for the period from May 29, 2009 (inception) to June 30, 2014 were general and administrative expense of $173,602 and interest expense of $7,026.

Net Loss

Our net loss for the six months ended June 30, 2014 was $14,484 compared to a net loss of $17,046 for the six months ended June 30, 2013.  Our total deficit accumulated during the development stage covering the period from May 29, 2009 (inception) to June 30, 2014 was $180,628.

Operating Activities

During the six months ended June 30, 2014, we used cash in the amount of $11,446 for operating activities. This includes a net loss of $14,484, imputed interest of $899 and an increase in accounts payable of $2,139.  By comparison, during the six months ended June 30, 2013, we used cash in the amount of $11,474 for operating activities. This includes a net loss of $17,046, imputed interest of $1,649 and a $3,923 increase in accounts payable.

During the period from May 29, 2009 (inception) to June 30, 2014, we used $169,413 in operating activities.  This includes a net loss of $180,628, imputed interest of $7,015, stock issued for non-employee services of $1,500 and an increase in accounts payable of $2,689.

Investing Activities

There were no investing activities for the six months ended June 30, 2014 and 2013 or for the period from May 29, 2009 (inception) to June 30, 2014.

Financing Activities

During the six months ended June 30, 2014, we received proceeds from notes payable in the amount of $11,446 for total cash provided by financing activities of $11,446.  By contrast, during the six months ended June 30, 2013, we received proceeds from notes payable in the amount of $11,474 for total cash provided by financing activities of $11,474.

From May 29, 2009 (inception) to June 30, 2014, we received we received proceeds from notes payable in the amount of $134,413, repaid notes payable in the amount of $65,000 and received proceeds from the issuance of common stock in the amount of $100,000 for total cash provided by financing activities of $169,413.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $14,484, net cash used in operations of $11,446 during the six months ended June 30, 2014 and a working capital deficit and stockholders’ deficit of $72,102 at June 30, 2014.  We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $180,628.

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

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4

Controls and Procedures

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 (b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Rich Star Development Corporation

Date: August 11, 2014	/s/ Siu Mun Kung
Siu Mun Kung Chief Executive Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a)

I, Siu Mun Kung, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Rich Star Development Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2014	/s/ Siu Mun Kung
Siu Mun Kung President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rich Star Development Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Siu Mun Kung, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2014	/s/ Siu Mun Kung
Siu Mun Kung President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)