Form 10-Q
period 2014-09-30
RICH STAR DEVELOPMENT, CORP
filed 2014-10-22
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  3,500,000 shares of common stock as of October 21, 2014.

RICH STAR DEVELOPMENT CORPORATION

FOR THE SIX MONTHS ENDED

SEPTEMBER 30, 2014

PART I

Item 1

Financial Statements

RICH STAR DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS
UNAUDITED

	September 30, 2014	December 31, 2013

Assets

Current assets
Cash	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$ 725	$ 550
Notes payable	78,013	57,967
Total current liabilities	78,738	58,517

Stockholders’ deficit
Common stock, $0.001 par value,
75,000,000 shares authorized;
3,500,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	3,500	3,500
Additional paid in capital	106,423	104,127
Accumulated deficit	(188,661)	(166,144)
Total stockholders’ deficit	(78,738)	(58,517)

Total liabilities and stockholders' deficit	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Operating expenses
General and administrative expenses	$ 6,635	$ 3,002	$ 20,221	$ 18,399

Total operating expenses	6,635	3,002	20,221	18,399

Loss from operations	(6,635)	(3,002)	(20,221)	(18,399)

Interest expense	(1,397)	(1,043)	(2,296)	(2,692)
Net loss	$ (8,032)	$ (4,045)	$ (22,517)	$ (21,091)

Net loss per common share -
basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding during the
period - basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

RICH STAR DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$ (22,517)	$ (21,091)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest	2,296	2,692
Changes in operating assets and liabilities:
Accounts payable	175	(382)
Net cash used in operating activities	(20,046)	(18,781)

Cash flows from financing activities:
Proceeds from notes payable	20,046	18,781
Net cash provided by financing activities	20,046	18,781

Net decrease in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$ -	$ -
	$ -
Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

RICH STAR DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Cash - The Company considers all highly liquid instruments purchased with a maturity of three months or less at date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2014 and December 31, 2013, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation.  As of September 30, 2014 no amounts were in excess of the federally insured program.

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2014 and December 31, 2013, respectively.

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

3.

GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $22,517, net cash used in operations of $20,046 during the nine months ended September 30, 2014 and a working capital deficit and stockholders’ deficit of $78,738 at September 30, 2014.

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

4.

NOTE PAYABLE – RELATED PARTY

As of September 30, 2014 and December 31, 2013, notes payable consisted of the following:

Principal

Balance, December 31, 2013	$ 57,967
Advances	20,046
Repayments	-
Balance, September 30, 2014	$ 78,013

All advances are non-interest bearing, unsecured, and due on demand.  Imputed interest of $2,296 and $2,692 was recorded to donated capital at 8% for the nine months ended September 30, 2014 and 2013, respectively.

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

6.

SUBSEQUESNT EVENTS

Management has performed an evaluation after the balance sheet date through the date of this document and has determined that no reportable events have occurred.

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

Revenues

We did not generate any revenues during the period from May 29, 2009 (inception) to September 30, 2014.  During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Expenses

Our total expenses for six months ended September 30, 2014 were general and administrative expense of $20,221 and interest expense of $2,296, compared to general and administrative expense of $18,399 and interest expense of $2,692 for the nine months ended September 30, 2013.  The largest components of general and administrative expense were professional fees in the amounts of $20,221 and $18,399, for nine months ended September 30, 2014 and 2013 respectively.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $22,517 compared to a net loss of $21,091 for the nine months ended September 30, 2013.

Operating Activities

During the nine months ended September 30, 2014, we used cash in the amount of $20,046 for operating activities. This includes a net loss of $22,517, imputed interest of $2,296 and an increase in accounts payable of $175.  By comparison, during the nine months ended September 30, 2013, we used cash in the amount of $18,781 for operating activities. This includes a net loss of $21,091, imputed interest of $2,692 and a $382 decrease in accounts payable.

Investing Activities

There were no investing activities for the nine months ended September 30, 2014.

Financing Activities

During the nine months ended September 30, 2014, we received proceeds from notes payable in the amount of $20,046 for total cash provided by financing activities of $20,046.  By contrast, during the nine months ended September 30, 2013, we received proceeds from notes payable in the amount of $18,781 for total cash provided by financing activities of $18,781.

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

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $22,517, net cash used in operations of $20,046 during the nine months ended September 30, 2014 and a working capital deficit and stockholders’ deficit of $78,738 at September 30, 2014.

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

Rich Star Development Corporation

Date: October 22, 2014	/s/ Siu Mun Kung
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

Date: October 22, 2014	/s/ Siu Mun Kung
Siu Mun Kung President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rich Star Development Corporation (the “Company”) on Form 10-Q for the quarter ended September 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Siu Mun Kung, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 22, 2014	/s/ Siu Mun Kung
Siu Mun Kung President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Interim Principal Financial Officer)