Form 10-K
period 2014-12-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2015-04-21
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

  X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES          EXCHANGE ACT OF 1934.

Commission File No. 0-54451

CHINA GEWANG BIOTECHNOLOGY, INC.

 (Exact Name of Registrant as Specified in its Charter)

Nevada                                                                                       42-1769584

(State or other jurisdiction

(I.R.S. Employer ID Number)

 of incorporation or organization)

Xita 23C, Star International, No. 8 Jinsui Road, Pearl River New Town,

 Guangzhou Province, P.R. China 510623

(Address of principal executive offices)

 Issuer's Telephone Number, including Area Code: 86-024-2397-4663

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √_   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. Yes __ No √_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer   Accelerated filer _ Non-accelerated filer    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes √_ No __

As of June 30, 2014 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $0, as no market had developed for the common stock.

As of April 17, 2015, there were 3,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA GEWANG BIOTECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding China Gewang Biotechnology, Inc., its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•

We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•

The Company’s business plan contemplates that it will acquire an operating company in exchange for common stock.  If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship.  Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company.  If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

China Gewang Biotechnology, Inc. (the “Company”) was originally incorporated on May 29, 2009 in accordance with the laws of the State of Nevada as Rich Star Development. On January 8, 2015 the Company's corporate name was changed to "China Gewang Biotechnology, Inc." The name change was effected, pursuant to Nevada Revised Statutes Section 92A.180, in connection with the merger of the Company's subsidiary into the Company.

The Company was originally formed for the purpose of sourcing and distributing food products, paper products, janitorial products, restaurant utensils and equipment to the food service industry in the People's Republic of China. Due to lack of financing, the Company never initiated operations. On December 1, 2014, control of the Company was transferred by its management and its primary shareholders to Shili Zhang.  Mr. Zhang immediately abandoned the Company's prior business plan.

The Company has no operations and is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company is defined as a shell company because it has no operations or assets.

The Company is now exploring business opportunities that would involve the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into China Gewang Biotechnology, Inc. in exchange for shares of our capital stock.  We continue to explore business opportunities, particularly businesses with which our Chairman, Shili Zhang, has experience.  The business that we ultimately pursue will be determined by Mr. Zhang, who is the sole member of our Board of Directors.  His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of China Gewang Biotechnology, Inc.

It is likely that we will effectuate a business combination with a target whose business operations and place of formation are located in the People's Republic of China. In particular, we may combine with one or more entities that Mr. Zhang owns or controls. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, uncertain economic policies and potential political and economic instability.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A.

Risk Factors

Not applicable.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

We have no property, because we have no assets or employees.  Our executive offices are maintained in offices maintained by other affiliates of Shili Zhang, our CEO.  We do not compensate Shili Zhang or the affiliates for this concession.

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

           The Company’s common stock is quoted on the OTC Pink Market under the symbol “CGWB”.  To date, there has been no bid or asked price posted for the stock.

(b) Shareholders

Our shareholders list contains the names of 36 registered stockholders of record of the Company’s Common Stock.

Our stock transfer agent is Island Stock Transfer: 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760; (727) 289-0010.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2014.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2014.

 (f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2014.

Item 6.

         Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the year ended December 31, 2014, we realized no revenue and incurred $30,935 in operating expenses, resulting in a loss from operations in that amount. We also incurred interest expense of $5,631 arising from the notes payable that we issued to fund our operations through November 2014. As a result, we recorded a net loss of $36,566.  In comparison, during the year ended December 31, 2013 we realized no revenue, incurred $22,757 in operating expenses, and accrued $3,831 in interest expense, resulting in a net loss of $26,588.  The higher expenses in 2014 primarily related to the expenses incurred in connection with the filing of a post-effective amendment to our S-1 registration statement.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock.  Until December 2014, payment of those expenses was primarily funded by loans from a principal shareholder. That shareholder contributed the balance due on those loans to the Company's capital in connection with the sale of control to Shili Zhang on December 1, 2014.  Accordingly, we do not expect to incur interest expense in the immediate future. Instead, until we acquire an operating company, we expect to fund our operations with capital contributions from Mr. Zhang.

Liquidity and Capital Resources

At December 31, 2014 we had a working capital deficit of $7,225, as we had no assets and had $7,225 in accrued expenses.  Our liabilities consist of amounts payable to our professional advisors for services.  The remainder of our operating expenses during the year ended December 31, 2014 were paid with funds contributed by our principal shareholder. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $24,260 in cash during the year ended December 31, 2014, as we increased our accrued expenses by $6,675 during that period and received the remainder of our cash requirements as a capital contribution from the individual who had been our principal shareholder.  Our operations consumed $22,629 in cash during the year ended December 31, 2013, which was loaned to us by that same shareholder. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

 In December 2014, control of China Gewang Biotechnology, Inc. was transferred to Shili Zhang, our Chief Executive Officer.  During his tenure, Mr. Zhang or other entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Shili Zhang's controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Application of Critical Accounting Policies

Our financial statements and related financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 5 to our financial statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforwards.  The primary reason for the determination was the lack of certainty as to whether the Company will achieve profitable operations in the future and be able to utilize their carryforwards.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

Item 7A        Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

      Page

Report of Independent Registered Public Accounting Firm - 2014

7

Report of Independent Registered Public Accounting Firm - 2013

8

Balance Sheets as of December 31, 2014 and 2013

9

Statements of Operations for the Years Ended December 31, 2014 and 2013

10

Statements of Changes in Stockholders’ (Deficit) for the

     Years Ended December 31, 2014 and 2013

11

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

12

Notes to Financial Statements

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Gewang Biotechnology Co., Ltd

We have audited the accompanying balance sheet of China Gewang Biotechnology, Inc. (formerly Rich Star Development) (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2014.  China Gewang Biotechnology Co., Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Gewang Biotechnology Co., Ltd as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company currently has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions and the Company’s lack of equity, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 3.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wei, Wei & Co., LLP

New York, New York

April 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rich Star Development Corporation

We have audited the accompanying balance sheet of Rich Star Development Corporation as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Rich Star Development Corporation  as of  December 31, 2013, and the results of its operations and its cash flows for year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, NV

March 31, 2014

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013 (IN U.S. $)

	December 31,
ASSETS	2014	2013

Current assets:
Cash	$-	$-

TOTAL ASSETS	$-	$-

	December 31,
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	2014	2013

Current liabilities:
Accounts payable	$7,225	$550
Notes payable	-	57,967

Total current liabilities	7,225	58,517

Stockholders’ (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of December 31, 2014 and 2013	3,500	3,500
Additional paid-in capital	191,985	104,127
Deficit	(202,710)	(166,144)

Total stockholders’ (deficit)	(7,225)	(58,517)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

	Year Ended December 31,
	2014	2013

Operating expenses:
General and administrative	$30,935	$22,757

Total operating expenses	30,935	22,757

(Loss) from operations:	(30,935)	(22,757)

Interest expense	(5,631)	(3,831)

Net (loss)	$(36,566)	$(26,588)

Net (loss) per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	3,500,000	3,500,000

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

	Common Stock		Additional Paid-in Capital	Deficit	Total Stockholder’s (Deficit)
	Shares	Amount
Balance, December 31, 2012	3,500,000	$ 3,500	$ 100,296	$ (139,556)	$ (35,760)

Imputed interest			3,831		3,831

Net loss				(26,588)	(26,588)

Balance, December 31, 2013	3,500,000	3,500	104,127	(166,144)	(58,517)

Additional Capital Contribution for Cancellation of Notes Payable			82,227		82,227

Imputed interest			5,631		5,631

Net loss				(36,566)	(36,566)

Balance, December 31, 2014	3,500,000	$ 3,500	$ 191,985	$ (202,710)	$ (7,225)

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(36,566)	$(26,588)
Adjustments to reconcile net income to net cash
provided by operating activities:
Imputed interest	5,631	3,831
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,675	128

Net cash provided by operating activities	(24,260)	(22,629)

Cash flows from financing activities:
Shareholder's contribution	82,227	-
Proceeds from notes payable	(57,967)	22,629

Net cash provided by financing activities	24,260	22,629

Net change in cash	-	-
Cash, beginning	-	-

Cash, end	$-	$-

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

1.         ORGANIZATION

Rich Star Development (“Rich Star”) was incorporated in the State of Nevada on May 29, 2009. Rich Star had plans to be a wholesale distribution company for certain products, however, it never commenced operations. On January 8, 2015, Rich Star merged with China Gewang Biotechnology, Inc. and then changed its name to China Gewang Biotechnology, Inc. (the “Company”)

The Company is currently inactive.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Presentation of Financial Statements

The prior periods' financial statements were presented as a development stage enterprise which required the labeling of the financial statements as those of a development stage entity, the presentation of certain inception to date information and a description of the development stage activities. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10. This ASU removed from the Accounting Standards Codification (“ASC”) the previously mentioned requirements. ASU 2014-10 was effective for public companies for annual periods beginning after December 5, 2014, with earlier application permitted. The Company early adopted this ASU in the preparation of its December 31, 2014 and the two years then ended financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of December 31, 2014 and December, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of accounts payable and notes payable approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company’s continued existence and future are dependent in a large part on its ability to develop its business model, commence operations and achieve profitability. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company has been and continues to be totally dependent on the support of its major stockholder. The Company’s inability to commence operations and achieve profitability could have a material adverse effect on its financial condition, results of operations and cash flows.

 Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the years ended December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Section 740, “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of December 31, 2014 and December 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

 3.       GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $36,566, net cash used in operations of $24,260 and a working capital deficit and stockholders’ deficit of $7,225 at December 31, 2014.  The Company had no revenues and incurred losses since inception resulting in a stockholders’ deficit of $202,710.

The Company anticipates that it will continue to generate losses from operations in the near future raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans to acquire or create a new business. Continuation of operations will require the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements. Until such time, the Company will continue to be dependent on its major stockholder.

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

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

4.       NOTE PAYABLE

During the year ended December 31, 2014, the Company received stockholder advances in the amount of $24,260 for general and administrative purposes.  All advances were non-interest bearing, unsecured, and due on demand. In October, 2014, the shareholder cancelled the notes payable that were owed by the Company which has been treated as an additional capital contribution. Imputed interest of $5,631 and $3,831 was recorded at 8% with a corresponding credit to additional paid-in capital during the year ended December 31, 2014 and 2013, respectively.

5.        INCOME TAXES

The Company has net operating loss carry forwards for income tax reporting purposes of $202,710 as of December 31, 2014.  The carry forwards may be used to offset against future taxable income and begin to expire in 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

Deferred tax asset:
Net operating loss carry forward	$202,710	$166,144
Income tax rate	35%	35%
	70,949	58,150
Less: valuation allowance	(70,949)	(58,150)

Deferred tax asset	$-	$-

CHINA GEWANG BIOTECHNOLOGY, INC.

(FORMERLY RICH STAR DEVELOPMENT)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (IN U.S. $)

6.        SUBSEQUENT EVENTS

On January 8, 2015, the Company changed its name from "Rich Star Development Corporation" to "China Gewang Biotechnology, Inc."

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The individual who is our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2014.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•

There are no management controls, as a single person functions as sole officer and sole member of the Board of Directors.

•

Having only one individual responsible for accounting functions prevents us from segregating duties within our internal control system.

•

Most of our accounting functions are outsourced, which limits our ability to assure that our accounting policies are applied consistently.

Based on his evaluation, our sole officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2014.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the bookkeeping operations of our company.  There is only one individual who is responsible for bookkeeping functions.  This prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Outsourcing the accounting operations of our company.  Because there is only one person in our administration, we outsource most of the accounting functions of our Company to an independent accountant.  This accountant is self-directed, and is not answerable to the Company’s management.  This is a material weakness because it could result in differences between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

c.

Lack of independent control over related party transactions.  Shili Zhang is the sole director and sole officer of China Gewang Biotechnology, Inc..  From time to time Mr. Zhang or one of his affiliates will make loans or capital contributions to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2014.

This annual report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B   Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

 Director

 Name

Age

Position with the Company

Since

Shili Zhang

52

Director, Chief Executive Officer,

2014

Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Shili Zhang.  Mr. Zhang has been employed since 2010 as founder and Chairman of Guangdong Gewang Biotechnology Co., Ltd., which markets selenium supplements in the PRC. Mr. Zhang is the president of Chinese Selenium Supplements Association, secretary general of the Steering Commission of Chinese National Selenium Supplements Program, and president of the Beijing Chinese Business-Association. From 2006 to 2009, Mr. Zhang served as the Chairman of Henan Qinxiyuan Food Co. Ltd., which marketed selenium-enriched products. From 1999 to 2005, he served as the general manager of Zhuhai Wangs Honey Garden, a leading enterprise in the Chinese honey industry, with divisions engaged in bee farming, bee products processing, and related research. Mr. Zhang was awarded a Masters Degree by Beijing University in 2006.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014, except that Shili Zhang has not filed a Form 3.

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by China Gewang Biotechnology, Inc. to its Chief Executive Officer during the past three fiscal years.  There was no officer or employee whose compensation for 2014 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Shili Zhang(1)	2014	--	--	--	--	--

Siu Mun Kung(2)	2014	--	--	--	--	--
	2013	--	--	--	--	--

Man Yee Kung(3)	2013
	2012	--	--	--	--	--

______________________________

(1)

Shili Zhang was appointed Chief Executive Officer on December 1, 2014 in connection with the closing of his acquisition of shareholder control.

(2)

Siu Mun Kung served a Chief Executive Officer from September 2013 until December 1, 2014.

(3)

Man Yee Kung served as Chief Executive Officer in 2012 and until September 2013.

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2014 and those options held by him on December 31, 2014.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Shili Zhang	--	--	--	--	--	--

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2014 and held by them unvested at December 31, 2014.

              Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Shili Zhang	--	--

Compensation of Directors

The member of our Board of Directors receives no compensation for his services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Shili Zhang;

•

each of our directors; and

•

all directors and executive officers as a group.

There are 3,500,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Shili Zhang	1,500,000	42.9%
All officers and directors as a group (1 person)	1,500,000	42.9%

Item 13.

Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

            None.

Director Independence

The member of the Board of Directors is not independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 14.

Principal Accountant Fees and Services

We engaged Wei, Wei & Co., LLP as our independent registered public accountant on March 24, 2015.  Until March 21, 2015 L.L. Bradford & Company, LLC served as our independent registered public accountant.

Audit Fees

Wei, Wei & Co., LLP billed $6,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2014.  L.L. Bradford & Company, LLC  billed $9,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2013  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2014.   L.L. Bradford & Company, LLC did not bill the Company for any Audit-Related fees in 2013.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2014. L.L. Bradford & Company, LLC did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2013.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2014. Wei, L.L. Bradford & Company, LLC did not bill the Company for any other fees in fiscal 2013.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.

Exhibits and Financial Statement Schedules

(b) Exhibit List

3-a

Articles of Incorporation

3-a(1)

Articles of Merger of China Gewang Biotechnology, Inc. into Rich Star Development - filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2015, and incorporated herein by reference.

3-b

By-laws - - filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-166454) and incorporated herein by reference.

21

Subsidiaries – None

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

101.INS

XBRL Instance

101.SCH

XBRL Schema

101.CAL

XBRL Calculation

101.DEF

XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Gewang Biotechnology, Inc.

By: /s/ Shili Zhang

      Shili Zhang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 20, 2015 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shili Zhang___________

Shili Zhang, Director

Chief Executive Officer, Chief

Financial and Accounting Officer