Form 10-Q
period 2015-03-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2015-04-21
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2015

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54451

CHINA GEWANG BIOTECHNOLOGY, INC.
(Exact Name of Registrant in its Charter)
Nevada	42-1769584
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)
Xita 23C, Star International, No. 8 Jinsui Road, Pearl River New Town, Guangzhou Province, P.R. China 510623
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 86-024-2397-4663

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer __ Non-accelerated filer     Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

April 17, 2015

Common Voting Stock: 3,500,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Balance Sheets – March 31, 2015 and December 31, 2014

2

Statements of Operations - for the Three

     Month Periods Ended March 31, 2015 and 2014

3

Statements of Changes in Stockholders’ (Deficit) Equity – for the

     Three Months Ended March 31, 2015

4

Statements of Cash Flows - for the Three Months Ended March 31, 2015 and 2014

5

Notes to Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

11

Item 3

Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.

Controls and Procedures

12

Part II

Other Information

Item 1.

Legal Proceedings

12

Items 1A.

Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

CHINA GEWANG BIOTECHNOLOGY, INC.

BALANCE SHEETS (UNAUDITED) (IN U.S. $)

ASSETS	March 31, 2015	December 31, 2014
(Unaudited)

Current assets:
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	March 31, 2015	December 31, 2014
	(Unaudited)

Current liabilities:
Accounts payable	$9,225	$7,225

Total current liabilities	9,225	7,225

Stockholders’ (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	3,500	3,500
Additional paid-in capital	191,985	191,985
Deficit	(204,710)	(202,710)

Total stockholders’ (deficit)	(9,225)	(7,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014

Operating expenses:
General and administrative	$2,000	$8,505

(Loss) from operations:	(2,000)	(8,505)

Interest expenses	-	(189)

Net (loss)	$(2,000)	$(8,694)

Net (loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	3,500,000	3,500,000

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2014	3,500,000	$3,500	$191,985	$(202,710)	$(7,225)

Net loss				(2,000)	(2,000)

Balance, March 31, 2015- unaudited	3,500,000	$3,500	$191,985	$(204,710)	$(9,225)

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (UNAUDITED) (IN U.S. $)

	2015	2014
Cash flows from operating activities
Net loss	$(2,000)	$(8,694)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Imputed interest expense	-	189
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,000	315

Net cash (used in) operating activities	-	(8,190)

Cash flows from financing activities
Proceeds from notes payable	-	8,190

Net cash provided by financing activities	-	8,190

Net increase in cash	-	-

Cash, beginning of period

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (IN U.S. $)

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

Presentation of Financial Statements

The prior periods financial statements were presented as a development stage enterprise which required the labeling of the financial statements as those of a development stage entity, the presentation of certain inception to date information and a description of the development stage activities. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10. This ASU, removed from the Accounting Standards Codification (“ASC”) the previously mentioned requirements. ASU 2014-10 was effective for public companies for annual periods beginning after December 5, 2014, with earlier application permitted. The Company early adopted this ASU in the preparation of its December 31, 2014 financial statements and these disclosures have been accordingly removed.

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

CHINA GEWANG BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2015 and December 31, 2014.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of accounts payable and notes payable approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

CHINA GEWANG BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net (Loss) Per Share

The Company computes net (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98.  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. If the Company has a loss, dilutive shares are not included since they would be anti-dilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the three months ended March 31, 2015 and 2014.

Risks and Uncertainties

The Company’s continued existence and future are dependent in a large part on its ability to develop its business model, commence operations and achieve profitability. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company has been and continues to be totally dependent on the support of its major stockholder. The Company’s inability to commence operations and achieve profitability would have a material adverse effect on its continued existence, financial condition, results of operations and cash flows.

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

CHINA GEWANG BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (IN U.S. $)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of March 31, 2015 and December 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

 3.       GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenues, generated a net loss of $2,000 and a working capital deficit and stockholders’ deficit of $9,225 at March 31, 2015.  The Company has incurred losses since inception resulting in a stockholders’ deficit of $204,710.

The Company anticipates that it will continue to generate losses from operations in the near future raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans to acquire or create a new business and will require the raising of capital through debt and/or equity markets or the continued support of its major shareholder until such time that funds provided by operations are sufficient to fund the Company’s working capital requirements. Until such time, the Company will continue to be dependent on its major stockholder.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

CHINA GEWANG BIOTECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (IN U.S. $)

4.       INCOME TAXES

The Company has net operating loss carry forwards for income tax reporting purposes of $204,710 as of March 31, 2015.  The carry forwards may be used to offset against future taxable income and begin to expire in 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Deferred tax asset:
Net operating loss carry forward	$204,710	$202,710
Income tax rate	35%	35%
	71,649	70,949
Less: valuation allowance	(71,649)	(70,949)

Deferred tax asset	$-	$-

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the quarter ended March 31, 2015, we realized no revenue and incurred $2,000 in operating expenses, resulting in a loss from operations and a net loss in that amount. In comparison, during the quarter ended March 31, 2014 we realized no revenue and incurred $8,505 in operating expenses, which resulted in a loss from operations in that amount. However, we also accrued $189 in interest expense arising from the notes payable that we issued to fund our operations. As a result, we recorded a net loss of $8,694. The higher expenses in the first quarter of 2014 primarily related to the expenses incurred in connection with the audit and filing of our annual report for 2013, which were completed during that quarter. In 2015, most of the work on our 2014 annual report was completed during the second quarter.

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

Liquidity and Capital Resources

At March 31, 2015 we had a working capital deficit of $9,225, as we had no assets and had $9,225 in accrued expenses.  Our liabilities consist of amounts payable to our professional advisors for services.  We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the quarter ended March 31, 2015, as we increased our accrued expenses by $2,000, the amount of our net loss during that period.  Our operations consumed $8,190 in cash during the three months ended March 31, 2014, which was loaned to us by an individual who was one of our principal shareholders at that time. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

 In December 2014, control of China Gewang Biotechnology, Inc. was transferred to Shili Zhang, our Chief Executive Officer.  We expect that, during his tenure, Mr. Zhang or other entities that he controls will finance our operations by making capital contributions to cover our expenses, until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2015.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

Not applicable.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2015.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

101.INS

XBRL Instance

101.SCH

XBRL Schema

101.CAL

XBRL Calculation

101.DEF

XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

           CHINA GEWANG BIOTECHNOLOGY, INC.

Date: April 20, 2015

By: /s/ Shili Zhang

                    Shili Zhang, Chief Executive Officer

            and Chief Financial Officer

*       *       *       *       *

EXHIBIT 31: Rule 13a-14(a) Certifications

I, Shili Zhang, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of China Gewang Biotechnology, Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b)  Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to  adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: April 20, 2015

By: /s/ Shili Zhang

             Shili Zhang, Chief Executive Officer

and Chief Financial Officer

*       *        *       *       *

EXHIBIT 32: Rule 13a-14(b) Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of China Gewang Biotechnology, Inc. (the “Company”) certifies that:

1.

The Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 20, 2015

By: /s/ Shili Zhang

             Shili Zhang, Chief Executive Officer

and Chief Financial Officer

15