Form 10-Q
period 2015-05-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2015-07-22
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 2015

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]    No [X]

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

July 22, 2015

Common Voting Stock: 45,500,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MAY 31, 2015

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheets – May 31, 2015 and November 30, 2014

3

Consolidated Statements of Income and Comprehensive Income - for the

     Three and Six Month Periods Ended May 31, 2015 and 2014

5

Consolidated Statements of Changes in Stockholders’ Equity – for the

     Six Months Ended May 31, 2015

7

Consolidated Statements of Cash Flows - for the Six Months Ended May 31, 2015

and 2014

8

Notes to Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

25

Item 3

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Controls and Procedures

29

Part II

Other Information

Item 1.

Legal Proceedings

30

Items 1A.

Risk Factors

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.

Defaults upon Senior Securities

30

Item 4.

Mine Safety Disclosures

30

Item 5.

Other Information

30

Item 6.

Exhibits

30

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 31, 2015 AND NOVEMBER 30, 2014 (IN U.S. $)

	May 31,	November 30,
ASSETS	2015	2014
	(Unaudited)

Current assets:
Cash	$3,474,814	$3,012,812
Accounts receivable	222,905	-
Inventory, net	100,440	53,996
Prepaid expenses	140,601	105,200

Total current assets	3,938,760	3,172,008

Property, plant and equipment, net	58,819	48,184

TOTAL ASSETS	$3,997,579	$3,220,192

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

MAY 31, 2015 AND NOVEMBER 30, 2014 (IN U.S. $)

	May 31,	November 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
	(Unaudited)

Current liabilities:
Advance from customer	$-	$56,930
Accounts payable	-	7,225
Taxes payable	61,237	47,329
Payroll payable	48,990	-
Accrued expenses and other payable	29,902	3,839
Loans from stockholder	44,523	6,417

Total current liabilities	184,652	121,740

Stockholders’ equity:
Common stock ($0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of May 31, 2015 and 35,500,000 shares issued and outstanding as of November 30, 2014)	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Less: subscriptions receivable	(5,000,000)	-
Retained earnings	1,925,314	1,316,225
Statutory reserve fund	215,737	144,454
Other comprehensive income	68,278	62,998

Sub-total	3,780,572	3,098,452

Noncontrolling interests	32,355	-

Total stockholders’ equity	3,812,927	3,098,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,997,579	$3,220,192

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Three Months ended May 31,		Six Months ended May 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,045,750	$578,711	$2,006,612	$1,026,895
Cost of goods sold	(284,699)	(179,451)	(547,058)	(330,278)

Gross profit	761,051	399,260	1,459,554	696,617

Operating expenses:
Selling and marketing	174,677	106,235	328,645	219,548
General and administrative	131,230	27,220	188,253	53,693

Total operating expenses	305,907	133,455	516,898	273,241

Operating income	455,144	265,805	942,656	423,376

Other income:
Interest income	1,431	2,027	3,871	3,779

Income before provision for income taxes	456,575	267,832	946,527	427,155
Provision for income taxes	114,623	66,958	237,610	106,789

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Three Months ended May 31,		Six Months ended May 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income before noncontrolling interests	341,952	200,874	708,917	320,366
Noncontrolling interests	(15,474)	-	(32,077)	-

Net income attributable to common stockholders	$326,478	$200,874	$676,840	$320,366

Earnings per common share	$0.01	$0.01	$0.02	$0.01

Weighted average shares outstanding	37,456,522	35,500,000	36,489,011	35,500,000

Comprehensive income:

Net income before noncontrolling interests	$341,952	$200,874	$708,917	$320,366
Foreign currency translation adjustment	25,735	(18,709)	5,558	(17,581)

Comprehensive income	367,687	182,165	714,475	302,785
Comprehensive income attributable to noncontrolling interests	(16,760)	-	(32,355)	-

Net comprehensive income attributable to common stockholders	$350,927	$182,165	$682,120	$302,785

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	AdditionalPaid-in Capital	Subscrip-tions Receivable	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income	Total

Balance, November 30, 2014	$35,500	$1,539,275	-	$1,316,225	$-	$144,454	$62,998	$3,098,452

Reverse merger adjustment	-	(3,532)	-	3,532	-	-	-	-

Issuance of Common Stock	10,000	4,990,000	(5,000,000)	-	-	-	-	-

Net income	-	-		676,840	32,077	-	-	708,917

Statutory reserve	-	-		(71,283)	-	71,283	-	-

Other comprehensive income	-	-		-	278	-	5,280	5,558

Balance, May 31, 2015 (Unaudited)	$45,500	$6,525,743	(5,000,000)	$1,925,314	$32,355	$215,737	$68,278	$3,812,927

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Six Months ended May 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$ 708,917	$ 320,366
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,915	12,925
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(222,905)	-
(Increase) in inventory	(46,444)	(13,520)
(Increase) in prepaid expenses	(35,401)	(82,483)
(Decrease) increase in advances from customers	(56,930)	8,643
(Decrease) in accounts payable	(7,225)	-
Increase in taxes payable	13,908	29,486
Increase in payroll payable	48,990	-
Increase in accrued liabilities and other payables	26,063	328

Net cash provided by operating activities	442,888	275,745

Cash flows from investing activities:
Purchase of equipment	(24,550)	-

Cash flows from financing activities:
Proceeds from stockholder loans	38,106	-

Effect of exchange rate changes on cash	5,558	(17,205)

Net change in cash	462,002	258,540
Cash, beginning	3,012,812	2,289,218

Cash, end	$ 3,474,814	$ 2,547,758

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 229,218	$ 79,124
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$ 40,797	$ -

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

1.

ORGANIZATION

China Gewang Biotechnology, Inc. (the “Company”), formerly known as Rich Star Development, was incorporated under the laws of the State of Nevada on May 29, 2009.  From its inception until April 20, 2015, the Company was a development-stage company in the business of distributing designer clothing and footwear from established brands to customers around the world.

On April 20, 2015, the Company completed a reverse merger transaction through a share exchange with the stockholders of Biotechnology International Holding Ltd. (“Biotechnology International”), whereby the Company acquired 100% of the outstanding shares of Biotechnology International in exchange for 32,000,000 shares of its common stock, representing 90.14% of the issued and outstanding shares of common stock.  As a result of the reverse merger, Biotechnology International became the Company’s wholly-owned subsidiary and the former Biotechnology International stockholders became our controlling stockholders.  The share exchange transaction was treated as a reverse acquisition, with Biotechnology International as the acquirer and the Company as the acquired party for accounting purposes.

On January 8, 2015, the Company filed a certificate of amendment to its articles of incorporation to change its name from “ Rich Star Development” to “ China Gewang Biotechnology, Inc.”

As a result of the transaction with Biotechnology International, the Company owns all of the issued and outstanding common stock of Hong Kong Gewang Holdings Group Limited (“Hong Kong Gewang”), a wholly-owned subsidiary of Biotechnology International, which in turn owns all of the issued and outstanding common stock of Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. (“Gewang Selenium”). In addition, the Company effectively and substantially controls Guangdong Gewang Biotechnology Co., Ltd. (“Guangdong Gewang”) through a series of captive agreements between Gewang Selenium and Guangdong Gewang and its equity owners.

The Company conducts its operations through its controlled consolidated variable interest entity (“VIE”), Guangdong Gewang.  Guangdong Gewang, incorporated under the laws of the People’s Republic of China (“PRC”) on June 2010, is primarily engaged in the sale of selenium supplements within the PRC. It is a member of the Chinese Selenium Supplements Association.

On April 6, 2015, Gewang Selenium (the “WFOE”), a wholly-owned subsidiary of Hong Kong Gewang, entered into a series of contractual arrangements (the “VIE agreements”). The VIE agreements include (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement and, (iv) Call Option Agreement with the stockholders of Guangdong Gewang.

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Guangdong Gewang. In consideration for such services, Guangdong Gewang has agreed to pay an annual service fee to the WFOE of 95% of Guangdong Gewang’s annual net income with an additional payment of approximately US$1,625 (RMB 10,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Guangdong Gewang agreed to irrevocably entrust the WFOE to designate a qualified person, acceptable under PRC law and foreign investment policies, to exercise all of the rights arising from the equity interests in Guangdong Gewang held by the stockholders of Guangdong Gewang. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Call Option Agreement: Pursuant to the Call Option agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Guangdong Gewang held by each of the stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.1625 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been exercised by Gewang Selenium or its designated entities or natural persons.

Share Pledge Agreement: Pursuant to the Share Pledge Agreement, each of the stockholders pledged their shares in Guangdong Gewang to the WFOE, to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement. In addition, the stockholders of Guangdong Gewang agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Guangdong Gewang that would affect the WFOE’s interests. This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company, its wholly owned subsidiaries and the VIE, Guangdong Gewang. The Company is the primary beneficiary of the VIE. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of May 31, 2015, and for the three and six month periods ended May 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2015. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2015.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.  Guangdong Gewang’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Guangdong Gewang. Accordingly, the results of Guangdong Gewang have been included in the accompanying consolidated financial statements. Guangdong Gewang has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Guangdong Gewang do not have recourse to the Company’s general credit.

The following financial statement amounts and balances of Guangdong Gewang have been included in the accompanying consolidated financial statements.

	May 31, 2015	November 30, 2014
	(Unaudited)

TOTAL ASSETS	$3,997,077	$3,220,192

TOTAL LIABILITIES	$137,713	$114,515

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$356,884	$200,874	$766,135	$320,366

The Company believes that Gewang Selenium’s contractual agreements with Guangdong Gewang are in compliance with PRC law and are legally enforceable.  The stockholders of Guangdong Gewang are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Guangdong Gewang and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Guangdong Gewang or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through PRC law and courts and therefore will be subject to uncertainties in the PRC legal system.  All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC.  Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Guangdong Gewang, and its ability to conduct the Company’s business may be adversely affected.

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

Foreign Currency Translations

All Company assets are located in the PRC. The functional currency for the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US dollars in accordance with Financial FASB ASC Section 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and comprehensive income, changes in stockholders’ equity and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2015	November 30, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1633	0.1631

	For the six months ended May 31,
	2015	2014
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1629	0.1630

For the three months ended May 31, 2015 and 2014, foreign currency translation adjustments of $25,735 and $(18,709), respectively, and for the six months ended May 31, 2015 and 2014, foreign currency translation adjustment of $5,558 and $ (17,581), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.

Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Revenue Recognition

Before January 2014 revenues were primarily derived from selling selenium related products to contract distributors. Since January 2014 revenues also include revenue from the Company's  retail stores. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition”. The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

The Company’s revenues are comprised as follows:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Wholesale	$670,393	$489,166	$1,298,376	$901,184
Retail	375,357	89,545	708,236	125,711

	$1,045,750	$578,711	$2,006,612	$1,026,895

Shipping Costs

Shipping costs incurred by the Company are recorded in selling expenses.  Shipping costs for the three months ended May 31, 2015 and 2014 were $10,160 and $5,969, respectively; for the six months ended May 31, 2015 and 2014 were $19,480 and $13,659, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred.  For the three months ended May 31, 2015 and 2014, advertising expense was $22,019 and $14,607, respectively; for the six months ended May 31, 2015 and 2014 were $39,096 and $40,750, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the contract amount after deduction of trade discounts and allowances, if any, and do not bear interest.  The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses of accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

The Company required a 30% advance from customers through December 31, 2014. Commencing in January 2015, an advance from customers is no longer required.  As of May 31, 2015 and November 30, 2014, accounts receivable was $222,905 and $0, respectively.

Inventories

Inventories, comprised principally of boxed Selenium Capsules, Selenium-glossy ganoderma Capsules and selenium powder, are valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of May 31, 2015 and November 30, 2014.

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, accrued expenses, and other payables, and stockholder loans, approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Prepaid Expenses

Prepaid expenses primarily consist of rent, consulting fees and licensing fees.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of products from a third party. Under the terms, the Company is required to pay a fee of $97,740 (RMB 600,000) in advance each year for five years from January 2011 to December 2015. The related prepaid licensing fees of $57,155 and $8,155 were included in prepaid expenses on the balance sheets as of May 31, 2015 and November 30, 2014, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there are no minimum payments remaining under this agreement.

Advance from Customers

There are no advances from customers as of May 31, 2015.  For the year ended November 30, 2014, the advance from customers consists of a payment received from an unrelated third party on a sales contract entered into in November 30, 2014.  The contract was completed upon delivery of products to the customer in December 2014.

Impairment of Long-Live Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the three and six months ended May 31, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The required statutory reserve fund was $215,737 and $144,454 as of May 31, 2015 and November 30, 2014, respectively.

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Company believes that Gewang Consulting’s contractual agreements with Guangdong Gewang are in compliance with PRC law and are legally enforceable.  The stockholders of Guangdong Gewang are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual agreements.  However, Guangdong Gewang and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Guangdong Gewang or its stockholders do not act in the best interests of the Company under the contractual agreements or any dispute relating to these contractual agreements remains unresolved, the Company will have to enforce its rights through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system.

All of these contractual agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual agreements, which could make it difficult to exert effective control over Guangdong Gewang, and its ability to conduct the Company’s business may be adversely affected.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of May 31, 2015, and November 30, 2014, the Company has no deferred tax assets or liabilities.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2015 and November 30, 2014, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 to 2014 remain open to examination by tax authorities in the PRC.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met.  This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information.  The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk.  The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP and eliminate the presentation requirements.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  This accounting standard update will not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has extended the effective date for one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4.

RELATED PARTY TRANSACTION

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loan of $ 35,298 as of May 31, 2015 and $6,417 as of November 30, 2014 are reflected as loans from stockholder, respectively.

5.

LEASES

The Company leases its warehouse and office space under a one-year operating lease from an unrelated third party, expiring on July 31, 2015, with a renewal option. The lease required the Company to pay the total rent of $80,245 (RMB 492,000) in advance for one year.  The Company also leases its Chancheng store from an unrelated third party.  The lease expires on August 31, 2015 and has a renewal option. The lease required the Company to pay the rent of $45,016 (RMB 276,000) in advance for one year.  Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Rent expense for the three months ended May 31, 2015 and 2014 was $31,334 and $2,455, respectively. For the six months ended May 31, 2015 and 2014 were $62,554 and $4,928, respectively.

6.

FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2015	November 30, 2014
	(Unaudited)

Electronic Equipment	$ 49,861	$ 25,410
Motor vehicles	72,930	72,840
Office Equipment	6,761	6,752

	129,552	105,002
Less: accumulated depreciation	(70,733)	(56,818)

Fixed Assets - net	$ 58,819	$ 48,184

For the three months ended May 31, 2015 and 2014, depreciation expense was $7,465 and $6,439, respectively. For the six months ended May 31, 2015 and 2014, depreciation expense was $13,915 and $12,925, respectively.

7.

INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$114,623	$66,958	$237,610	$106,789
Deferred	-	-	-	-

	$114,623	$66,958	$237,610	$106,789

No provision for income taxes in the United States has been made. Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.

8.

SALE OF COMMON STOCK

On May 14, 2015 the Company sold an aggregate of 10,000,000 shares of common stock at a purchase price of US $0.50 per share to 16 ono affiliated individuals in a private offering for a total of US$5,000,000.

9.

CONCENTRATION OF CREDIT AND BUSINESS RISK

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

For the six months ended May 31, 2015, there were no customers which accounted for 10% or more of revenues. For the six months ended May 31, 2014, there were five customers which accounted for 10% or more of revenues. As of May 31, 2015, there were six customers which account for 10% or more of the accounts receivable. There was no accounts receivable as of November 30, 2014.

10.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of May 31, 2015 and November 30, 2014, statements of income for the three and six months ended May 31, 2015 and 2014, and statements of cash flows for the six months ended May 31, 2015 and 2014:

Condensed Balance Sheets

ASSETS	May 31, 2015	November 30, 2014
	(Unaudited)

Investment in subsidiaries and VIE	$3,826,891	$3,104,869

TOTAL ASSETS	$3,826,891	$3,104,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued Expenses	$12,000	$-
Stockholder loans	34,319	6,417

Total current liabilities	46,319	6,417

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of May 31, 2015 and 35,000,000 shares issued and outstanding as of November 30, 2014	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Less: subscriptions receivable	(5,000,000)	-
Statutory reserve fund	215,737	144,454
Other comprehensive income	68,278	62,998
Retained earnings	1,925,314	1,316,225

Total stockholder’s equity	3,780,572	3,098,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,826,891	$3,104,869

Condensed Statements of Income (Unaudited)

	For three months ended May 31,		For six months ended May 31,
	2015	2014	2015	2014
Revenues:
Share of earnings from investment in subsidiaries and VIE	$364,380	$200,874	$716,742	$320,366

Operating expenses:
General and administrative	37,902	-	39,902	-

Net income	$326,478	$200,874	$676,840	$320,366

Condensed Statements of Cash Flows (Unaudited)

	For the six months ended May 31
	2015	2014
Cash flows from operating activities:
Net income	$676,840	$320,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(716,742)	(320,366)
Increase in accrued expenses and other payables	39,902

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$28,797	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investment in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statements of income.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

There were no cash transactions in the US parent company during the three and six months ended May 31, 2015 and 2014.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $3,836,891 and $3,104,869 as of May 31, 2015 and November 30, 2014, respectively.

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries and VIE exceed 25% of the consolidated net assets of the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Variable Interest

China Gewang is a holding company whose only asset is an indirect 100% ownership interest in Gewang Selenium, a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on March 12, 2015.  On April 6, 2015, Gewang Selenium entered into four agreements with Guangdong Gewang and with the equity owners in Guangdong Gewang. A summary of the terms of these "VIE Agreements" appears in Note 1: "Organization" in the Notes to the Consolidated Financial Statements. Collectively, the VIE agreements provide Guangdong Selenium exclusive control over the business of Guangdong Gewang.

The accounting effect of the VIE Agreements between Gewang Selenium and Guangdong Gewang is to cause the balance sheets and financial results of Guangdong Gewang to be consolidated with those of Gewang Selenium, with respect to which Guangdong Gewang is now a variable interest entity.  Since the parties to the VIE Agreements were both controlled by Shili Zhang, who is CEO of both Gewang Selenium and Guangdong Gewang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Guangdong Gewang since its inception.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended May 31, 2015 and 2014, and the percentage changes between 2015 and 2014.

Three Months Ended:

	May 31,	May 31,
	2015	2014	Change
	(US $)	(US $)%
Revenue	$1,045,750	$578,711	$81%
Cost of Sales	(284,699)	(179,451)	59%
Gross profit	761,051	399,260	91%
Selling and marketing expenses	174,677	106,235	64%
General and administrative expenses	131,230	27,220	382%
Total operating expenses	305,907	133,455	129%
Income from operations	455,144	265,805	71%
Other income	1,431	2,027	(29)%
Income before provision for income taxes	456,575	267,832	70%
Provision for income taxes	114,623	66,958	71%
Net income	341,952	200,874	70%

The following table sets forth key components of our results of operations during the six months ended May 31, 2015 and 2014, and the percentage changes between 2015 and 2014.

Six Months Ended:

	May 31,	May 31,
	2015	2014	Change
	(US $)	(US $)%
Revenue	$2,006,612	$1,026,895	$95%
Cost of Sales	(547,058)	(330,278)	66%
Gross profit	1,459,554	696,617	110%
Selling and marketing expenses	328,645	219,548	50%
General and administrative expenses	188,253	53,693	251%
Total operating expenses	516,898	273,241	89%
Income from operations	942,656	423,376	123%
Other income	3,871	3,779	2%
Income before provision for income taxes	946,527	427,155	122%
Provision for income taxes	237,610	106,789	123%
Net income	708,917	320,366	121%

Sales. Our sales increased to $1,045,750 for the three months ended May 31, 2015 from $578,711 for the three months ended May 31, 2014, an increase of 81%, and increased to $2,006,612 for the six months ended May 31, 2015 from $1,026,895 for the six months ended May 31, 2014. In addition to the beneficial effects of our marketing efforts, the primary causes of the increase were:

•

Increased demand for our products allowed us to implement a 30% increase in our wholesale prices. Our average unit price in and before March 2014 was $81 (RMB 500) and increased to $105 (RMB 650) from April 2014; in the six months ended May 31, 2015 our average unit price was $106 (RMB 650).

•

During the first half of fiscal 2014, our sales were made exclusively from the head office. mostly to wholesale customers but with modest retail sales. During the latter part of 2014, we expanded retail sales from our head office and opened our first physical store. As a result, 35% of our sales in the three and six months ended May 31, 2015 were retail sales, made at an average unit selling price of $225 (RMB 1,380).

The following table shows the source of our revenue in the comparable periods:

	Quarter Ended May 31, 2015		Quarter Ended May 31, 2014
	Sales	% of total	Sales	% of total
Head office wholesale	670,056	64%	488,570	85%
Head office retail	167,388	16%	89,292	15%
Physical store (Chancheng Shop)	207,815	20%	-	-
Total	$1,045,259	100%	$577,862	100%
	Six Months Ended May 31, 2015		Six Months Ended May 31, 2014
	Sales	% of total	Sales	% of total
Head office wholesale	1,298,276	65%	901,184	88%
Head office retail	311,012	15%	125,711	12%
Physical store (Chancheng Shop)	397,223	20%	-	-
Total	$2,006,612	100%	$ 1,026,895	100%

Gross Profit. Because we are exclusively engaged in marketing, our cost of sales primarily consists of the amounts we pay our manufacturers for selenium products and the VAT surcharge. Our cost of sales has increased during the past two years due to increased unit prices paid to our manufacturers. Happily, although our cost for Organic Selenium Powder” increased by 44% from the beginning of fiscal year 2014 to the second quarter of fiscal 2015, the increase in purchase price for our two best selling products was less than the 30% overall increase in our sales price: our unit purchase price for the “Xikang Capsule” increased by 22% to $36; our “Xizhi Capsule” increased by 25% to $32. As the result, our gross margin increased to 72.8% and 72.7% for the three and six months ended May 31, 2015 from 69% and 68% for the three and six months ended May 31, 2014.

Selling expenses. Our selling expenses increased by 64% and 50 % to $174,677 and $328,645 for the three and six months ended May 31, 2015 from $106,235 and $219,548 for the three and six months ended May 31, 2014. Our selling expenses will not increase in proportion to an increase in sales, because the largest component of our selling expenses is a fixed license fee that we pay to the Shandong Academy of Agriculture for use of the selenium formulae developed by the Academy. On the other hand, our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In addition, between the quarter ended May 31, 2014 and the quarter ended May 31, 2015, one specific reason for the increase in our selling expenses was the opening of our retail store in the Chancheng District of Foshan City, Guangdong Province in September 2014.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 382% and 251% , to $131,230 and $188,253, respectively, for the three and six months ended May 31, 2015 from $27,220 and $53,693 for the three and six months ended May 31, 2014. The largest components of our G&A expenses are the salaries of administrative personnel and mandated benefits provided to all of our staff. The change in G&A expenses from quarter to quarter occurred primarily as a result of the expansion of our business in the past year reflected in the growth of our sales.

Pre-tax income. Because our gross profit grew by 91% and 110 % for three and six months ended May 31, 2015, while our operating expenses increased by 129% and 89% for the three and six months ended May 31, 2015, our operating income increased by 71% and 123%, from $256,805 and $423,376 in the three and six months ended May 31, 2014 to $455,144 and $942,656 in the three and six months ended May 31, 2015. As we have very little debt, our only other income consisted entirely of interest income earned on our bank balances: $1,431 and $2,027 during the three month periods ended May 31, 2015 and 2014, respectively, and $3,871 and $3,779 during the six months ended May 31, 2015 and 2014. Our pre-tax income, therefore, was $456,575 and $ 267,832 for the three months ended May 31, 2015 and 2014 respectively; and $946,527 and $427,155 for the six months ended May 31, 2015 and 2014, respectively.

Net income. Due to the 70% and 122% increase in our pre-tax income for three and six months ended May 31, 2015, our provision for income tax increased to $114,623and $237,610 for the three and six months ended May 31, 2015 from $66,958 and $106,789 for the three and six months ended May 31, 2014, representing increases of 71% and 123%, respectively. Our effective tax rate was the same as the statutory rate of 25% for the three and six months ended May 31, 2015 and 2014. After deducting the provision for income tax, China Gewang reported net income of $341,952 and $200,874 for the three months ended May 31, 2015 and 2014, respectively, and $708,917 and $320,366 for the three and six months ended May 31, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended May 31, 2015 and 2014, foreign currency translation adjustments of 25,735 and $(18,709) respectively, for the six months ended May 31, 2015 and 2014, foreign currency translation adjustments of $5,558 and $(17,581), respectively, have been reported as other comprehensive income in the statements of income and other comprehensive income.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is, therefore, no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Liquidity and Capital Resources

 To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  In particular, during the year ended November 30, 2013, we received a contribution of $797,000 to the registered capital of Guangdong Gewang from our equity owners. The contribution was made in order to demonstrate the financial strength of Guangdong Gewang. to potential suppliers and customers. As a result, at May 31, 2015, our only debt consisted of $44,523 in loans from a stockholder, which consisted of Dollars loaned to pay our expenses in the U.S.

Our working capital as of May 31, 2015 was $3,754,108, which represented an increase of $703,840 during the six months periods then ended. At the end of our last fiscal year, on November 30, 2014, our working capital totaled $3,057,493, having increased by $814,309 during that fiscal year. In both cases, the increase in working capital was approximately equal to the net income for the same period. This occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investment and, as a result, almost all of our assets and all of our liabilities are current. Until we implement our plan to open a series of dedicated retail stores, net income will tend to swell our working capital..

Other than the $797,000 capital contribution in fiscal 2013 mentioned above, our investing cash flows and financing cash flows have been insignificant in the last two and one-half fiscal years: a total of $44,523 in loans taken during the 30 month period, and $45,099 invested in equipment. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

Our operations were cash flow positive in each of the last two fiscal years:  $722,487 provided during fiscal 2014 and $479,506 provided during fiscal 2013. In both years, for the reasons noted above, cash provided by operations was approximately equal to net income.

In contrast, during the six months period ended May 31, 2015, we recorded net income of $708,917 but our operations produced only $474,453 in net cash. This occurred primarily because we ended the quarter with $222,905 in accounts receivable outstanding - whereas we ended each of the past two fiscal years with no accounts receivable. In addition, we prepaid $35,401 in expenses during the recent quarter, primarily a large prepayment for advertisement and a prepayment of our technology license fee. Similarly, during the six months ended May 31, 2014 prepayments of $82,483 in expenses reduced the cash produced during the quarter to $275,745, despite net income of $320,366.

Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent accounting pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•

The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•

Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

•

Our executive officers are not familiar with the accounting and reporting requirements of a U.S. public company.

•

We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2015.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

There have been no material changes from the risk factors included in our Current Report on Form 8-K filed on April 21, 2015.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

On April 20, 2015 China Gewang Biotechnology, Inc. acquired the outstanding capital stock of Biotechnology International Holding Ltd., a BVI corporation, in exchange for 32,000,000 shares of the Company’s common stock. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts. There was no underwriter.

On May 14, 2015 the Company sold an aggregate of 10,000,000 shares of common stock to 16 individuals in a private offering.  None of the purchasers was affiliated with the Registrant. The purchase price for the shares was US$0.50 per share, or a total of US$5,000,000. The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2015.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification
101. INS	XBRL Instance Document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

           CHINA GEWANG BIOTECHNOLOGY, INC.

Date: July 22, 2015

By: /s/ Shili Zhang

Shili Zhang, Chief Executive Officer

By: /s/ Fengxia Wu

                    Fengxia Wu, Chief Financial and Accounting Officer