Form 10-Q
period 2015-08-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2015-10-20
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer___ Non-accelerated filer     Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

October 20, 2015 Common Voting Stock: 45,500,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED AUGUST 31, 2015

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheets – August 31, 2015 and November 30, 2014

3

Consolidated Statements of Income and Comprehensive Income - for the

     Three and Nine Month Periods Ended August 31, 2015 and 2014

4

Consolidated Statements of Changes in Stockholders’ Equity – for the

     Nine Months Ended August 31, 2015

5

Consolidated Statements of Cash Flows - for the Nine Months Ended August 31, 2015

and 2014

6

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

25

Item 3

Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.

Controls and Procedures

30

Part II

Other Information

Item 1.

Legal Proceedings

31

Items 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults upon Senior Securities

31

Item 4.

Mine Safety Disclosures

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2015 (UNAUDITED) AND NOVEMBER 30, 2014 (IN U.S. $)

	August 31,	November 30,
ASSETS	2015	2014
	(Unaudited)
Current assets:
Cash	$8,256,492	$3,012,812
Accounts receivable	292,594	-
Inventory	157,249	53,996
Prepaid expenses	243,047	105,200
Total current assets	8,949,382	3,172,008
Property, plant and equipment, net	58,047	48,184
TOTAL ASSETS	$9,007,429	$3,220,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Advance from customers	$-	$56,930
Accounts payable	-	7,225
Taxes payable	51,133	47,329
Payroll payable	93,780	-
Accrued expenses and other payable	25,727	3,839
Loans from stockholder	60,285	6,417
Total current liabilities	230,925	121,740
Stockholders’ equity:
Common stock ($0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of August 31, 2015 and 35,500,000 shares issued and outstanding as of November 30, 2014)	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Retained earnings	2,168,616	1,316,225
Statutory reserve fund	245,900	144,454
Other comprehensive (loss) income	(246,527)	62,998
Sub-total	8,739,232	3,098,452
Noncontrolling interests	37,272	-
Total stockholders’ equity	8,776,504	3,098,452
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,007,429	$3,220,192

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2015 AND 2014 (UNAUDITED)

(IN U.S. $)

	Three Months ended August 31,		Nine Months ended August 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ 1,066,381	$ 657,701	$ 3,072,993	$ 1,684,596
Cost of goods sold	(350,488)	(194,575)	(897,546)	(524,853)

Gross profit	715,893	463,126	2,175,447	1,159,743

Operating expenses:
Selling and marketing	212,242	109,567	540,887	329,114
General and administrative	120,383	27,833	308,637	81,528
Total operating expenses	332,625	137,400	849,524	410,642
Operating income	383,268	325,726	1,325,923	749,101

Other income:
Interest income	4,316	2,160	8,187	5,939

Income before provision for income taxes	387,584	327,886	1,334,110	755,040
Provision for income taxes	100,544	81,971	338,154	188,760
Net income before noncontrolling interests	287,040	245,915	995,956	566,280
Noncontrolling interests	(13,574)	(12,296)	(45,651)	(22,339)

Net income attributable to common stockholders	$ 273,466	233,619	950,305	543,941
Earnings per common share	$ 0.01	$ 0.01	$ 0.02	$ 0.02
Weighted average shares outstanding	45,500,000	35,500,000	39,514,598	35,500,000

Comprehensive Income (loss):
Net income before noncontrolling interests	$ 287,040	$ 245,915	$ 995,956	$ 566,280
Foreign currency translation adjustment	(314,805)	7,935	(317,904)	(11,850)

Comprehensive (loss) Income	(27,765)	253,850	678,052	554,430
Comprehensive (loss) income attributable to noncontrolling interests	(4,916)	418	37,272	2,622
Net Comprehensive (loss) income attributable to common stockholders	$ (22,849)	$ 253,432	$ 640,780	$ 551,808

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income (loss)	Total

Balance, November 30, 2014	35,500	1,539,275	1,316,225	-	144,454	62,998	3,098,452

Reverse merger adjustment	-	(3,532)	3,532	-	-	-	-

Issuance of Common Stock	10,000	4,990,000	-	-	-	-	5,000,000

Net income	-	-	950,305	45,651	-	-	995,956

Statutory reserve	-	-	(101,446)	-	101,446	-	-

Other comprehensive income	-	-	-	(8,379)	-	(309,525)	(317,904)

Balance, August 31, 2015 (Unaudited)	45,500	6,525,743	2,168,616	37,272	245,900	(246,527)	8,776,504

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Nine Months ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$ 995,956	$ 566,280
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	22,656	19,352
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(292,594)	-
(Increase) in inventory	(103253)	(18,822)
(Increase) in prepaid expenses	(137,847)	(115,433)
(Decrease) in accounts payable	(7,225)	-
(Decrease) increase in advances from customers	(56,930)	13,298
Increase in taxes payable	13,908	29,486
Increase (decrease) in accrued liabilities and other payables	115,668	(64)
Net cash provided by operating activities	540,235	498,478

Cash flows from investing activities:
Purchase of equipment	(34,991)	-
Net cash (used in) investing activities	(34,991)	-

Cash flows from financing activities:
Proceeds from sale of common stock	5,000,000	-
Proceeds from stockholder loans	56,415	-
Net cash provided by financing activities	5,056,415

Effect of exchange rate changes on cash	(317,979)	(9,004)

Net change in cash	5,243,680	489,474
Cash, beginning	3,012,812	2,289,218

Cash, end	$ 8,256,492	$ 2,778,692

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 338,735	$ 158,038
Noncash financing activities:
Payment of accrued expenses and other payables by shareholders	$ 56,415	$ -

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

1.

ORGANIZATION

China Gewang Biotechnology, Inc. (the “Company”), formerly known as Rich Star Development, was incorporated under the laws of the State of Nevada on May 29, 2009.  Since its inception until the closing of the reverse merger described below, the Company was a development-stage Company in the business of distributing designer clothing and footwear from established brands to customers around the world.

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

On January 8, 2015, the Company filed a certificate of amendment to its articles of incorporation to change its name from “ Rich Star Development” to “ China Gewang Biotechnology, Inc.” (the “Name Change”).

As a result of the transaction with Biotechnology International, the Company owns all of the issued and outstanding common stock of Hong Kong Gewang Holdings Group Limited (“Hong Kong Gewang”), a wholly-owned subsidiary of Biotechnology International, which in turn owns all of the issued and outstanding common stock of Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. (“Gewang Selenium”). In addition, the Company effectively and substantially controls Guangdong Gewang Biotechnology Co., Ltd. (“Guangdong Gewang”) through a series of captive agreements with Gewang Selenium.

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Guangdong Gewang. In consideration for such services, Guangdong Gewang has agreed to pay an annual service fee to the WFOE of 95% of Guangdong Gewang’s annual net income with an additional payment of approximately US$1,624 (RMB 10,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Guangdong Gewang agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, all of the equity interests in Guangdong Gewang held by the stockholders of Guangdong Gewang. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Call Option Agreement: Pursuant to the Call Option agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Guangdong Gewang held by each of the stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been exercised by Gewang Selenium or its designated entities or natural persons.

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company, its wholly owned subsidiaries and the VIE, Guangdong Gewang. The Company is the primary beneficiary of the VIE. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of August 31, 2015, and for the three and nine month periods ended August 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for interim financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K and Form 8-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2015.

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

The following financial statement amounts and balances of Guangdong Gewang have been included in the accompanying consolidated financial statements:

	August 31, 2015	November 30, 2014
	(Unaudited)

TOTAL ASSETS	$9,006,739	$3,220,192

TOTAL LIABILITIES	$5,004,657	$114,515

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$315,980	$245,915	$1,082,115	$566,280

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and cash flows have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2015	November 30, 2014

Balance sheet items, except for stockholders’ equity, as of period end	0.1563	0.1631

	Nine Months Ended August 31,
	2015	2014

Amounts included in the statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and cash flows for the periods presented	0.1624	0.1627

	Three Months Ended August 31,
	2015	2014

Amounts included in the statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and cash flows for the periods presented	0.1618	0.1622

For the three months ended August 31, 2015 and 2014, foreign currency translation adjustments of $(314,805) and $7,935, respectively, and for the nine months ended August 31, 2015 and 2014, foreign currency translation adjustment of $(317,904) and $ (11,850), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

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

Revenue Recognition

Revenues are primarily derived from selling selenium related products to contract distributors, and from our retail stores. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition”. The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting account receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

The Company’s revenues are comprised as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Wholesale	$875,340	$510,792	$2,173,717	$1,411,976
Retail	191,041	146,909	899,276	272,620

	$1,066,381	$657,701	$3,072,993	$1,684,596

Shipping Costs

Shipping costs incurred by the Company are recorded as selling expenses.  Shipping costs for the three months ended August 31, 2015 and 2014 were $11,357 and $7,004, respectively; for the nine months ended August 31, 2015 and 2014 were $30,837 and $20,663, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred.  For the three months ended August 31, 2015 and 2014, advertising expenses were $21,804 and $14,568 respectively; for the nine months ended August 31, 2015 and 2014 were $60,900 and $55,318, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the contract amount after deduction of trade discounts, allowances, if any, and do not bear interest.  The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses of accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

The Company required a 30% advance from customers through December 31, 2014. Commencing in January 2015, an advance from customers is no longer required.  As of August 31, 2015 and November 30, 2014, accounts receivable was $292,594 and $0, respectively. The Company believes that its accounts receivable are fully collectable and has determined that an allowance for doubtful accounts is not necessary.

Inventories

Inventories, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, are valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of August 31, 2015 and November 30, 2014.

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

Prepaid Expenses

Prepaid expenses primarily consist of rent, consulting fees, advertising expenses and licensing fees.

On January 5, 2011, the Company entered into a license agreement with a third party for the technology utilized for the manufacture of the Company's products. Under the terms, the Company is required to pay a fee of $97,440 (RMB 600,000) in advance each year for five years from January 2011 to December 2015. The related prepaid licensing fees of $31,260 and $8,155 were included in prepaid expenses on the balance sheets as of August 31, 2015 and November 30, 2014, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there are no minimum payments remaining under this agreement.

Advance from Customers

There are no advances from customers as of August 31, 2015.  For the year ended November 30, 2014, the advance from customers consists of a payment received from an unrelated third party on a sales contract entered into on November 30, 2014.  The contract was completed upon delivery of products to the customer in December 2014.

Impairment of Long-Live Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the three and nine months ended August 31, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The required statutory reserve fund was $245,900 and $144,454 as of August 31, 2015 and November 30, 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of August 31, 2015, and November 30, 2014, the Company has no deferred tax assets or liabilities.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2015 and November 30, 2014, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 to 2014 remain open to examination by tax authorities in the PRC.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.

RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $60,285 as of August 31, 2015 and $6,417 as of November 30, 2014 are reflected as loans from stockholder.

5.

LEASES

The Company leases its warehouse and office space from an unrelated third party under a one-year operating lease, which expires on July 1, 2016, and which required the Company to prepay the total rent of $97,440 (RMB 600,000) in advance for one year.  The Company leases its Chancheng store from an unrelated third party.  The lease expired on August 31, 2015 and has a renewal option. The lease required the Company to prepay the rent of $45,016 (RMB 276,000) in advance for one year. The Company renewed this lease to August 31, 2016 and paid the total rent of $58,464 (RMB 360,000) in advance for one year. The Company also leases its Xiamen store from unrelated third party. The lease expires on June 1, 2016 and has a renewal option. The lease required the Company to prepay the rent of $58,464 (RMB 360,000) in advance for one year. Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Rent expense for the three months ended August 31, 2015 and 2014 was $55,186 and $8,301, respectively. For the nine months ended August 31, 2015 and 2014 rent expense was $117,740 and $13,229, respectively.

6.

FIXED ASSETS

Fixed assets are summarized as follows:

	August 31, 2015	November 30, 2014
	(Unaudited)

Electronic Equipment	$ 56,181	$ 25,410
Motor vehicles	69,804	72,840
Office Equipment	8,316	6,752

	134,301	105,002
Less: accumulated depreciation	(76,254)	(56,818)

Fixed Assets - net	$ 58,047	$ 48,184

For the three months ended August 31, 2015 and 2014, depreciation expense was $8,741 and $6,427, respectively. For the nine months ended August 31, 2015 and 2014, depreciation expense was $22,656 and $19,352, respectively.

7.

INCOME TAXES

The provision for income taxes consisted of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$100,544	$81,971	$338,154	$188,760
Deferred	-	-	-	-

	$100,544	$81,971	$338,154	$188,760

No provision for income taxes in the United States has been made. The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries have engaged in through August 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.

8.

CONCENTRATION OF CREDIT AND BUSINESS RISKS

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the nine months ended August 31, 2015, there were five customers which in aggregate accounted for 56% of total revenues. For the nine months ended August 31, 2014, four customers provided 43% of total revenue. As of May 31, 2015, five customers were responsible for 77% of the accounts receivable. There was no accounts receivable as of November 30, 2014.

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

The Company believes that Gewang Consulting’s contractual agreements with Guangdong Gewang and its stockholders are in compliance with PRC law and are legally enforceable.  The stockholders of Guangdong Gewang are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual agreements.  However, Guangdong Gewang and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Guangdong Gewang or its stockholders do not act in the best interests of the Company under the contractual agreements or any dispute relating to these contractual agreements remains unresolved, the Company will have to enforce its rights through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system.

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

9.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, including balance sheets as of August 31, 2015 and November 30, 2014, statements of income for the three and nine months ended August 31, 2015 and 2014, and statements of cash flows for the nine months ended August 31, 2015 and 2014:

Condensed Balance Sheets

ASSETS	August 31, 2015	November 30, 2014
	(Unaudited)

Investments in subsidiaries and VIE	$8,799,517	$3,104,869

TOTAL ASSETS	$8,799,517	$3,104,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$-	$-
Stockholder loans	60,285	6,417

Total current liabilities	60,285	6,417

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of August 31, 2015 and 35,000,000 shares issued and outstanding as of November 30, 2014	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Statutory reserve fund	245,900	144,454
Other comprehensive (loss) income	(246,527)	62,998
Retained earnings	2,168,616	1,316,225

Total stockholder’s equity	8,739,232	3,098,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,799,517	$3,104,869

Condensed Statements of Income (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014

Revenues:
Share of earnings from investments in subsidiaries and VIE	$ 287,812	$ 245,915	$ 1,017,957	$ 566,280

Operating expenses:
General and administrative	14,348	-	67,652	-

Net income	$ 273,464	$ 245,915	$ 950,305	$ 566,280

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31
	2015	2014

Cash flows from operating activities:
Net income	$950,305	$566,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,017,957)	(566,280)
Increase in accrued expenses and other payables	67,652

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$56,415	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investments in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” in the condensed statements of income.

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

There were no cash transactions in the US parent company during the three and nine months ended August 31, 2015 and 2014.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE amounted to $8,799,517 and $3,104,869 as of August 31, 2015 and November 30, 2014, respectively.

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Variable Interest

China Gewang is a holding company whose only asset is an indirect 100% ownership interest in Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. ("Gewang Selenium"), a Wholly Foreign Owned Entity organized under the laws of the People’s Republic of China on March 12, 2015.  On April 6, 2015, Gewang Selenium entered into four agreements with Guangdong Gewang Biotechnology Co., Ltd. ("Guangdong Gewang") and with the equity owners in Guangdong Gewang. A summary of the terms of these "VIE Agreements" appears in Note 1: "Organization" in the Notes to the Consolidated Financial Statements. Collectively, the VIE agreements provide Gewang Selenium exclusive control over the business of Guangdong Gewang.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended August 31, 2015 and 2014, and the percentage changes between 2015 and 2014.

	August 31,	August 31,
	2015	2014	Change
	(US $)	(US $)%
Revenue	$ 1,066,381	$ 657,701	62%
Cost of Sales	(350,488	(194,595	80%
Gross profit	715,893	463,126	55%
Selling and marketing expenses	212,242	109,567	94%
General and administrative expenses	120,383	27,833	333%
Total operating expenses	332,625	137,400	142%
Income from operations	383,268	325,726	18%
Other income	4,316	2,160	100%
Income before provision for income taxes	387,584	327,886	18%
Provision for income taxes	100,544	81,971	23%
Net income	$ 287,040	$ 245,915	17%

The following table sets forth key components of our results of operations during the nine months ended August 31, 2015 and 2014, and the percentage changes between 2015 and 2014.

	August 31,	August 31,
	2015	2014	Change
	(US $)	(US $)%
Revenue	$ 3,072,993	$ 1,684,596	82%
Cost of Sales	(897,546	(524,853	71%
Gross profit	2,175,447	1,159,743	88%
Selling and marketing expenses	540,887	329,114	64%
General and administrative expenses	308,637	81,528	279%
Total operating expenses	849,524	410,642	107%
Income from operations	1,325,923	749,101	77%
Other income	8,187	5,939	38%
Income before provision for income taxes	1,334,110	755,040	77%
Provision for income taxes	338,154	188,760	79%
Net income	$ 995,956	$ 566,280	76%

Sales. Our sales increased to $1,066,381 for the three months ended August 31, 2015 from $657,701 for the three months ended August 31, 2014, an increase of $408,680 or 62%. Our sales increased to $3,072,993 for the nine months ended August 31, 2015 from $1,684,596 for the nine months ended August 31, 2014. In addition to the beneficial effects of our marketing efforts, the primary causes of the increase were:

•

Increased demand for our products allowed us to implement a 30% increase in our wholesale prices. Our average unit price in and before March 2014 was $81 (RMB 500) and increased to $105 (RMB 650) from April 2014; in the nine months ended August 31, 2015 our average unit price was $106 (RMB 650).

•

During the first half of fiscal 2014, our sales were made exclusively from the head office, mostly to wholesale customers but with modest retail sales. During the latter part of 2014, we increased retail sales from our head office and opened our first physical store in Chancheng. In June 2015, we opened a second store in Xiamen. Retail sales covered 18% and 29% of total sales for the three and nine months ended August 31, 2015. The retail average unit selling price was $224 (RMB 1,380).

The following table shows the source of our revenue in the comparable periods:

	Quarter ended Aug. 31, 2015		Quarter ended Aug. 31, 2014
	Sales	% of total	Sales	% of total
Office wholesale	$ 875,340	82%	$ 510,792	78%
Office retail	78,899	7%	146,909	22%
Chancheng store retail	92,124	9%	-	0%
Xiamen store retail	20,018	2%	-	0%
	$ 1,066,381	100%	$ 657,701	100%
	Nine months ended Aug. 31, 2015		Nine months ended Aug. 31, 2014
	Sales	% of total	Sales	% of total
Office wholesale	$ 2,173,716	71%	$ 1,411,976	84%
Office retail	389,912	13%	272,620	16%
Chancheng store retail	489,347	16%	-	0%
Xiamen store retail	20,018	1%	-	0%
	$ 3,072,993	100%	$ 1,684,596	100%

Gross Profit.  Our cost of sales has increased during the past two years due to increased unit prices paid to our manufacturers. Happily, although our cost for Organic Selenium Powder” increased by 44% from the beginning of fiscal year 2014 to the third quarter of fiscal 2015, the increase in purchase price for our two best selling products was less than the 30% overall increase in our sales price: our unit purchase price for the “Xikang Capsule” increased by 22% to $36; the unit purchase price of our “Xizhi Capsule” increased by 25% to $32. As a result, although our gross profit margin decreased by 1% to 67.1% for the quarter ended August 31, 2015, our gross profit margin increased by 2% to 70.8% for the nine months ended August 31, 2015.

Selling expenses. Our selling expenses increased by 94% and 64% to $212,242 and $540,887 for the three and nine months ended August 31, 2015, respectively, from $109,567 and $329,114 for the three and nine months ended August 31, 2014, respectively. Our selling expenses will not increase in strict proportion to an increase in sales, because the largest component of our selling expenses is a fixed license fee that we pay to the Shandong Academy of Agriculture for use of the selenium formulae developed by the Academy. On the other hand, our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In addition, between the quarter ended August 31, 2014 and the quarter ended August 31, 2015, one specific reason for the increase in our selling expenses was the opening of our retail stores in Foshan and Xiamen.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 333% and 279%, to $120,383 and $308,637, respectively, for the three and nine months ended August 31, 2015 from $27,833 and $81,528 for the three and nine months ended August 31, 2014, respectively. The largest components of our G&A expenses are the salaries of administrative personnel and mandated benefits provided to all of our staff. The change in G&A expenses from quarter to quarter occurred primarily as a result of the expansion of our business in the past year, as reflected in the growth of our sales.

Pre-tax income. Because our operating expenses increased at a faster rate than our gross profit during the three and nine months ended August 31, 2015, our operating income increased by only 18% and 77%, from $325,726and $749,101 in the three and nine months ended August 31, 2014, respectively, to $383,268 and $1,325,923 in the three and nine months ended August 31, 2015, respectively, lagging the 60% and 90% increases in our gross profit.

As we have very little debt, our only other income consisted entirely of interest income earned on our bank balances: $4,316 and $2,160 during the three month periods ended August 31, 2015 and 2014, respectively, and $8,187 and $5,939 during the nine months ended August 31, 2015 and 2014, respectively. Our pre-tax income, therefore, was $387,584 and $ 327,886 for the three months ended August 31, 2015 and 2014 respectively; and $1,334,110 and $755,040 for the nine months ended August 31, 2015 and 2014, respectively.

Net income. Due to the 18% and 77% increase in our pre-tax income for three and nine months ended August 31, 2015, our provision for income tax increased to $100,544 and $338,154 for the three and nine months ended August 31, 2015, respectively, from $81,971 and $188,760 for the three and nine months ended August 31, 2014, representing increases of 23% and 79%, respectively. Our effective tax rate was the same as the statutory rate of 25% for the three and nine months ended August 31, 2015 and 2014. After deducting the provision for income tax, China Gewang reported net income of $287,040 and $245,915 for the three months ended August 31, 2015 and 2014, respectively, and $995,956 and $566,280 for the three and nine months ended August 31, 2015 and 2014, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended August 31, 2015 and 2014, foreign currency translation adjustments of $(314,805) and $7,935 respectively, for the nine months ended August 31, 2015 and 2014, foreign currency translation adjustments of $(317,904) and $(11,850), respectively, have been reported as other comprehensive income in the statements of income and other comprehensive income.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is, therefore, no guarantee the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Liquidity and Capital Resources

 To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  In particular, during the year ended November 30, 2013, we received a contribution of $797,000 to the registered capital of Guangdong Gewang from our equity owners. The capital contribution was made in order to demonstrate the financial strength of Guangdong Gewang. to potential suppliers and customers. As a result, at August 31, 2015, our only debt consisted of $60,285 in loans from a stockholder, which consisted of US Dollars loaned to pay our expenses in the U.S.

Our working capital as of August 31, 2015 was $8,718,457, which represented an increase of $5,668,189 during the nine months period then ended. At the end of our last fiscal year, on November 30, 2014, our working capital totaled $3,050, 268, having increased by $3,108,785 during that fiscal year. For the nine months ended August 31, 2015, the increase in working capital was approximately equal to the sum of our net income for the same period and the proceeds of a private placement of common stock for $5,000,000. For the nine months ended August 31, 2014, the increase in working capital was approximately equal to the net income only for the same period. The approximation of our net income to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income will tend to increase our working capital..

Our investing cash flows and financing cash flows were nil during the nine months ended August 31, 2014. For the nine months ended August 31, 2015, our investing activities consisted of the purchase of equipment for $34, 991. In the same period, our financing activities provided $5,056,415, consisting of the proceeds of a private placement of $5,000,000 and loans from a shareholder of $56,415. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

During the nine months period ended August 31, 2015, we recorded net income of $995,956 but our operations produced only $540,235 in net cash. This occurred primarily because we ended the quarter with $292,594 in accounts receivable outstanding - whereas we ended each of the past two fiscal years with no accounts receivable. In addition, we increased our prepaid expenses by $137,847 during the recent quarter, primarily for large prepayment for advertising expenses and a prepayment of our technology license fee. Similarly, during the nine months ended August 31, 2014 prepayments of $115,433 in expenses reduced the cash produced during that period to $498,478, despite net income of $566,280.

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

Recent accounting pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2015.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

There have been no material changes from the risk factors included in our Current Report on Form 8-K filed on April 21, 2015.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the 3rd quarter of fiscal 2015.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2015.

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

Date: October 20, 2015

By: /s/ Shili Zhang

                    Shili Zhang, Chief Executive Officer

By: /s/ Fengxia Wu

                    Fengxia Wu, Chief Financial and Accounting Officer