Form 10-K
period 2015-11-30
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2016-02-29
CIK 1489902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2015.

                         OR

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

 Guangzhou City, Guangdong Province, P.R. China 510623

(Address of principal executive offices)

 Issuer's Telephone Number, including Area Code: 86-024-2397-4663

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer   Accelerated filer__Non-accelerated filer    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

As of May 29, 2015 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $100,800,000, based on the closing market price on that date.

As of February 29, 2016, there were 57,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA GEWANG BIOTECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

TABLE OF CONTENTS

Part I		Page No

Item 1	Business	4
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	27
Item 2	Description of Properties	27
Item 3	Legal Proceedings	27
Item 4	Mine Safety Disclosure	27

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Issuer Purchase of Equity Securities	27
Item 6	Selected Financial Data	28
Item 7	Management’s Discussion and Analysis	28
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	32
Item 8	Financial Statements and Supplementary Schedules	33
Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A	Controls and Procedures	34
Item 9B	Other Information	54

Part III

Item 10	Directors, Executive Officers and Corporate Governance	36
Item 11	Executive Compensation	37
Item 12	Security Ownership of Certain Beneficial Owners, and Management and
	Related Stockholder Matters	39
Item 13	Certain Relationships and Related Transactions and Director Independence	40
Item 14	Principal Accountant Fees and Services	40

Part IV

Item 15	Exhibits and Financial Statement Schedules	41

	Signatures	42

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Gewang Biotechnology, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

We conduct our operations through Guangdong Gewang, our consolidated affiliate. Guangdong Gewang, founded in June, 2010, is a company engaged in marketing selenium supplements. Guangdong Gewang's offices are located in Guangzhou City, People’s Republic of China.

The Parent Company

China Gewang was incorporated on May 29, 2009 in accordance with the laws of the State of Nevada under the name Rich Star Development. On January 8, 2015 the Company's corporate name was changed to "China Gewang Biotechnology, Inc." The name change was effected, pursuant to Nevada Revised Statutes Section 92A.180, in connection with the merger of a subsidiary into China Gewang.

China Gewang was originally formed for the purpose of sourcing and distributing food products, paper products, janitorial products, restaurant utensils and equipment to the food service industry in the PRC. Due to lack of financing, the Company never initiated operations. On December 1, 2014, control of the Company was transferred by its management and its primary shareholders to Shili Zhang.  Mr. Zhang immediately abandoned the Company's prior business plan and set about causing China Gewang to acquire control of Guangdong Gewang.

Organization of Biotechnology International and Acquisition by China Gewang

The corporate structure of China Gewang and its subsidiaries and affiliates was developed through the following steps:

•

In June 2010 three individuals (Shili Zhang, Yun Zeng, Wei Xu) organized Guangdong Gewang as a limited liability company in the PRC under the name “Guangzhou Qinxiyuan Food Co., Ltd.” The registered equity was allocated among the founders thus:  Shili Zhang - 54%, Yun Zeng - 28%, Wei Xu - 18%. On December 27, 2011, the Company changed its name to Guangzhou Qinxiyuan Biotechnology Co., Ltd. Subsequently on July 17, 2013, the name was changed to Guangzhou Gewang Biotechnology Co., Ltd. Since the time of its organization, Guangdong Gewang has been engaged in the wholesale marketing of selenium supplements. Since January 2014 it has also engaged in retail marketing of selenium supplements.

•

On June 3, 2014 Bing Hua Wu, a resident of the PRC, organized Hong Kong Gewang in Hong Kong.  Bing Hua Wu organized Hong Kong Gewang at the behest of Shili Zhang, as the first step in Mr. Zhang's plan to place Guangdong Gewang under foreign control. The registered capital of Hong Kong Gewang was 10,000 Hong Kong Dolllars. Mr. Zhang established Hong Kong Gewang to take advantage of tax advantages offered by the government of China to Wholly Foreign-Owned Enterprises ("WFOEs") whose equity-owners are Hong Kong residents. On August 29, 2014 Bing Hua Wu transferred the capital stock of Hong Kong Gewang to Shili Zhang, who in turn transferred it to Bin Wang on October 17, 2014. On January 20, 2015 Bin Wang transferred the shares to Gao Yishi Yang, a resident of Beijing.

•

On March 10, 2015 Hong Kong Gewang received a Certificate of Approval from the local government of the PRC approving the establishment of Gewang Selenium as a WFOE wholly-owned by Hong Kong Gewang.

•

On March 17, 2015 Shili Zhang organized Biotechnology International under the BVI Business Companies Act, 2004 in the British Virgin Islands. Mr. Zhang was appointed Director of Biotechnology International, and held 25% of the outstanding shares. The remainder of the 50,000 outstanding shares were purchased for US$1.00 each by nineteen of Mr. Zhang's business associates, none of whom acquired more than 4.9% of the outstanding shares. Mr. Zhang organized a British Virgin Islands holding company because the tax policies as well as the flexible corporation laws of the British Virgin Islands are advantageous to residents of the PRC requiring an offshore holding company.

•

On April 2, 2015 Gao Yishi Yang transferred to Biotechnology International all of the outstanding shares of Hong Kong Gewang in exchange for 10,000 Hong Kong Dollars.

•

On April 6, 2015 Gewang Selenium, Guangdong Gewang and the equity owners in Guangdong Gewang  entered into the VIE Agreements discussed below, as a result of which Guangdong Gewang became a controlled affiliate of Gewang Selenium.

•

On April 20, 2015 China Gewang acquired all of the capital stock of Biotechnology International through the Share Exchange with the shareholders of Biotechnology International. This reverse acquisition transaction vested in China Gewang ownership of the chain of subsidiaries described above.

After the Share Exchange, our current organizational structure is as follows:

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On April 6, 2015, prior to the reverse acquisition transaction, Gewang Selenium and Guangdong Gewang and its shareholders, Shili Zhang, Yun Zeng and Wei Xu, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Guangdong Gewang became Gewang Selenium’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Although Guangdong Gewang falls under an industry that is not a restricted or forbidden to foreign investment, PRC regulations make only certain methods of foreign ownership permissible.  Stock exchanges are not a permissible method of gaining foreign ownership of a PRC operating company under current PRC regulations.  In order for Gewang Selenium to acquire ownership of Guangdong Gewang, Gewang Selenium would have to purchase Guangdong Gewang for cash, and the purchase price would be subject to the approval of the Ministry of Commerce, which would only approve the purchase price after a lengthy review to determine that the purchase price was commercially fair.

Due to the obstacles to actual acquisition of Guangdong Gewang, the Company utilized the VIE Agreements in order to properly gain control and the economic benefits of Guangdong Gewang.  The VIE Agreements included:

(1)

an Exclusive Technical Service and Business Consulting Agreement between Gewang Selenium and Guangdong Gewang pursuant to which Gewang Selenium is to provide technical support and consulting services to Guangdong Gewang in exchange for (i) 95% the total annual net profit of Guangdong Gewang and (ii) RMB10,000 per month ($1,561).

(2)

a Call Option Agreement among Shili Zhang, Yun Zeng,Wei Xu and Gewang Selenium under which the shareholders of Guangdong Gewang have granted to Gewang Selenium the irrevocable right and option to acquire all of the equity interests in Guangdong Gewang to the extent permitted by PRC law. If PRC law limits the percentage of Guangdong Gewang that Gewang Selenium may purchase at any time, then Gewang Selenium may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any higher price required by PRC law. This option could be exercised if, in the future, the PRC liberalizes the regulations governing acquisition of PRC entities, or if China Gewang transferred to Gewang Selenium sufficient capital to satisfy the requirements of the Ministry of Commerce as to an adequate purchase price.  In the meantime, the Call Option Agreement serves to protect the Company’s interest in Guangdong Gewang, as Guangdong Gewang shareholders agree to refrain from taking certain actions which might harm the value of Guangdong Gewang or Gewang Selenium’s option;

(3)

a Proxy Agreement by Shili Zhang, Yun Zeng and Wei Xu pursuant to which they each authorize Gewang Selenium to designate someone to exercise all of their shareholder decision rights with respect to Guangdong Gewang; and

(4)

A Share Pledge Agreement among Shili Zhang, Yun Zeng, Wei Xu, Guangdong Gewang and Gewang Selenium under which the shareholders of Guangdong Gewang have pledged all of their equity in Guangdong Gewang to Gewang Selenium to guarantee Guangdong Gewang’s and Guangdong Gewang’s shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

 As discussed above, share exchanges are not permitted methods to transfer ownership of PRC operating companies to foreign investors.  As a result, the VIE agreements through the Call Option and Share Pledge Agreement, attempt to give Gewang Selenium the option to gain actual ownership of the shares of Guangdong Gewang in the event it is can be achieved in accordance with PRC laws.   The transfer of ownership interests in Guangdong Gewang to Gewang Selenium would be beneficial to U.S. investors because having ownership control, in contrast to contractual rights over Guangdong Gewang, strengthens the control the US parent company has over the operating company Guangdong Gewang.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law.  To date, Guangdong Gewang has not made any payment to Gewang Selenium, but all amounts due under the Exclusive Technical Service and Consulting Agreement have been accrued. Our plan for the foreseeable future is that Guangdong Gewang will make payments to Gewang Selenium to the extent necessary for that entity and Hong Kong Gewang  to pay their expenses.  Guangdong Gewang may also make payments to Gewang Selenium for the purpose of funding the expenses of our U.S. parent company, although in the near term we expect to fund those expenses by borrowing U.S. Dollars from related parties.  The remainder of the obligations of Guangdong Gewang to Gewang Selenium will be accrued without interest, penalties or other compensation for the delay in payment.  See “Risk Factors - Risks Relating to the VIE Agreements.”

Under the terms of the VIE Agreements, Guangdong Gewang and its shareholders are contractually required to operate Guangdong Gewang prudently and effectively in a manner intended to maximize profits.  Without the consent of Gewang Selenium, Guangdong Gewang’s shareholders may not allow it to: dispose of or mortgage its assets or income (except in the ordinary course of business); increase or decrease its registered capital (including issuing any equity securities); enter into any material agreements with its shareholders outside of the ordinary course of business; appoint or remove any of Guangdong Gewang’s directors or management; make any distribution of profits or dividends; or be terminated, liquidated or dissolved.

However, Guangdong Gewang is not specifically prohibited from acting in certain ways which could reduce its value to the Company.  For example, Guangdong Gewang can pay its officers and directors compensation without Gewang Selenium’s consent, and such compensation could reduce the net profits payable by Guangdong Gewang to Gewang Selenium under the terms of the Exclusive Technical Service and Business Consulting Agreement.

Description of our Business

Guangdong Gewang was founded in June 2010 in Guangzhou City, with registered capital of RMB 10 million (US$1,561,000). Guangdong Gewang is engaged in the sale of selenium supplements within the PRC. It is a standing member of Chinese Selenium Supplements Association.

Guangdong Gewang initiated its business by cooperating with the Academy of Agricultural Sciences of Shandong Province (the "Academy") in the development of formulas for three selenium supplements: a selenium capsule, a capsule combining selenium with glossy ganoderma (a therapeutic mushroom), and a selenium powder. The Academy has given Guangdong Gewang an exclusive license to manufacture and market the three products. As a result of our relationship with the Academy, Guangdong Gewang has required no investment in research and development within the past three years.

The Academy also assisted Guangdong Gewang in identifying manufacturing companies possessing the advanced technology needed to produce the products. Guangdong Gewang now outsources the manufacturing of the products, then sells them under the registered brand “Jindanli”.

Initially, for the convenience of management, Guangdong Gewang marketed exclusively on a wholesale basis to distributors of health care products. Early in 2014, as the Company developed the necessary infrastructure, Guangdong Gewang commenced direct marketing to consumers from its executive "home office." Subsequently we have opened three physical stores dedicated to the sale of Jindanli products.

We are one of the first and one of the few participants in a new and growing industry: selenium supplements.

Selenium

Selenium is one of the "essential" nutrients for humans, meaning that our bodies cannot make it, and so we have to get it from our diet. Without it the heart, joints, eyes, immune system or reproductive systems can suffer. Yet humans only need to eat a trace of selenium every day, about 55 micrograms or millionths of a gram.

Selenium was discovered as an element in 1817 by the Swedish chemist Jöns Jacob Berzelius, who determined the atomic weights of many elements and developed a system of chemical symbols. It was first thought to be a toxin, but scientists determined that selenium was an essential mineral in the 1950s. By the 1960s doctors began researching selenium's possible tumor fighting properties in animals, according to the American Cancer Society.

Scientists now know selenium is necessary in the body's production of selenoproteins, a family of proteins that contain selenium in the form of an amino acid. So far, 25 different selenoproteins in the body have been isolated, but only half of their functions have been identified. Selenium is one of several nutrients known to have antioxidant properties, meaning selenium plays a part in chemical reactions that stop free radicals from damaging cells and DNA. Free radicals are unstable molecules from environmental toxins, or from byproducts of the human body's metabolism. In 1973, a paper published by JT Rotruk et al. showed that selenium is the basic component of erythrocyte glutathione peroxidase (GSH-PX), an enzyme that removes harmful substances produced by cell respiration. Further research into the antioxidant functions of selenium have shown that six other enzymes (glycine reductase, formate dehydrogenase, nicotinic acid hydroxylase, sulfur dehydrogenase and xanthine solution enzyme) are activated only in the presence of  selenium.

Human and animal research has found selenoproteins are involved in embryo development, thyroid hormone metabolism, antioxidant defense, sperm production, muscle function and the immune system's response to vaccinations. Antioxidant supplements, including selenium, are often touted to help prevent to heart disease, cancer and vision loss.

Selenium supplements in particular are purported to help people with asthma, and reduce the risk of rheumatoid arthritis and cardiovascular disease. Selenium levels drop with age, so some have claimed selenium can slow the aging process, cognitive decline and dementia. Low selenium levels are also implicated in depression, male infertility, weak immune systems and thyroid problems.

Plants grown in soil containing selenium convert it into a form that is usable to humans or animals. Soil around the world varies in its selenium concentration. The higher the concentration of selenium in soil, the higher the concentration of selenium in crops. Soil in Nebraska, South and North Dakota, for example,  is especially rich in selenium, and people living in these areas typically have the highest dietary intake of selenium in the United States.

Soil in some areas of China and Russia is naturally low in selenium. Selenium deficiencies in the Keshan region in northeast China were severe enough to spur a form of heart disease called cardiomyopathy, now called Keshan's disease. Chinese government programs to supplement people's diets with selenium in the 1970s greatly reduced cases of Keshan disease, according to the National Institutes of Health's Office of Dietary Supplements.  Low selenium levels in China, Tibet and Siberia may also play a role in a type of osteoarthritis called Kashin-Beck disease.

72% of the land in China is selenium-poor. In the area from the three provinces in Northeast China to the Yunnan Guizhou plateau, two-thirds of the arable land is recognized as having selenium deficiency, where the selenium content of the principal crops is less than 0.05ppm.

Selenium Toxicity

The human body only needs a trace amount of selenium, so it is possible to overdose with selenium supplements. For example, in 2008, a liquid dietary supplement that was 200 times more concentrated than advertised led to selenium poisoning in more than 200 people in the U.S. The most common effects were diarrhea, fatigue, hair loss, joint pail, brittle nails and nausea. A third of the people affected continued to experience symptoms 90 days after taking the mislabeled supplements.

Taking too much selenium over time can lead to selenosis, which can cause hair loss, nail loss, nausea, irritability, fatigue and some nerve damage. Other symptoms of chronic selenium overdose are a metallic taste in the mouth, and a garlic scent on the breath. A selenium overdose can cause skin lesions and nervous system abnormalities. In severe cases, selenium toxicity can cause tremors, kidney failure, cardiac failure, respiratory distress or even death.

The Institute of Medicine's Food and Nutrition Board caps the safe daily intake of selenium at 45 micrograms for infants, 60 to 90 micrograms in toddlers, 150 to 280 micrograms in prepubescent children and 400 micrograms in adults.

Selenium may increase the risk of bleeding if it is combined with blood thinners such as clopidogrel (Plavix), coumadin, heparin or aspirin, according to the University of Maryland Medical Center. Animal studies show selenium supplements may also extend the effects of sedatives. Antioxidant supplements that included selenium have been shown to interfere with cholesterol-lowering treatments.

For these reasons, our marketing program combines both information about the need for adequate selenium intake with advice and warnings about the risk of excess ingestion of selenium.

The Opportunity in China

The importance of selenium to human health and the fact of selenium deficiency in large parts of China create a vast market potential for development. In the past decade, Chinese government policy has helped to enhance the potential of that market.

Since 2008, the government has assisted Ankang City in developing selenium-rich products as a pillar industry. Government officials reviewed the experience of selenium supplement at home and abroad, and solicited the opinions of experts on selenium supplement research. Based on that review, the government developed the first provincial “selenium content standards" for Shaanxi Province, completed a census of selenium-rich resources in Ankang, drew an atlas of soil rich in selenium, established a selenium-rich food label system, selenium research and development institutions, cultivated selenium-rich food enterprises, organized a food industry association, and established a sound selenium-rich food industry development framework and system.

The industry remains in its infancy, however. Selenium-rich products, whether supplements or agriculture and livestock products, are offered in limited variety. Production costs are high because the products have not achieved economic scale yet. In addition, because the industry is new, the quality of selenium-rich health products is uneven.

Our Products

We have licensed from the Shandong Academy of Agriculture the exclusive right to manufacture and market products with three formulas developed and owned by the Academy. In compensation for the license, we pay the Academy a fee of 50,000 RMB ($8,104) per month.

We currently offer three products for sale under the brand "Jindanli":

•

Selenium Capsules. 51% of our sales in fiscal year 2015 were sales of our selenium capsules. The selenium capsules are sold in a box of 300 capsules, with a recommended dosage of one capsule twice daily. A box of selenium capsules (i.e. a five month supply) retails for 1,380 RMB ($215) with a wholesale price of 650 RMB ($101).

•

Selenium - Glossy Ganoderma Capsules. 30% of our sales in fiscal year 2015 were sales of our selenium - glossy ganoderma capsules. Glossy ganoderma is an edible fungus, known as the "magical oriental mushroom" in traditional Chinese medicine. Glossy ganoderma is believed to boost energy, control blood pressure, and strengthen the immune system. Guangdong Gewang offers glossy ganoderma combined with selenium because the anti-oxidant effects of the selenium help prevent oxidation of the glossy ganoderma spore powder, thereby maximizing the effectiveness of the gloss ganoderma. A box of 300 selenium - gloss ganoderma capsules (i.e. a five month supply) retails for 1,380 RMB ($215) with a wholesale price of 650 RMB ($101).

•

Organic Selenium Powder. 19% of our sales in fiscal year 2015 were sales of our selenium powder. We offer the selenium powder in a box of 90 bags, with a recommended dosage of one or two bags. A box (i.e. a 1½ to three month supply) retails for 1,380 RMB ($215) with a wholesale price of 650 RMB ($101).

The only significant raw material needed for our selenium capsules and selenium powder is selenium.  Selenium is readily available, as it has numerous industrial uses. For our selenium - glossy ganoderma capsules, we also need glossy ganoderma. Historically, the reisha mushroom, which is the source of glossy ganoderma, was rare in the wild. Recently, however, farmers have been successful in domesticating the reisha mushroom, and there is now a widespread use and availability of products of the reisha mushroom, including glossy ganoderma. As a result, sourcing our raw materials is not a matter of concern, nor are we subject to significant effects from changes in the prices of our raw materials.

Manufacturing

Currently, we outsource our manufacturing to three production companies:

•

Yantai Yisheng Pharmaceutical Co., Ltd., which produces our selenium capsules;

•

Taian Zhishengtang Ganoderma Lucidum Co., Ltd., which produces our selenium - glossy ganoderma capsules; and

•

 Suqian Zhongnongke Food Co., Ltd., which produces our Organic Selenium Powder.

Guangdong Gewang maintains relatively little inventory, other than the shelf supplies at our physical stores. Generally, upon receipt of an order from our customer, we place a corresponding order with the appropriate manufacturer. Guangdong Gewang then strictly supervises the production process, inspects and accepts the finished product. When the products are ready for shipment, our logistics team engages a delivery service to pick up the product from the manufacturer's site and deliver it to the customer, at our cost.

We have signed with each manufacturer, as well as with the Shandong Academy of Agricultural Sciences, a Product Manufacture and Purchase Agreement. The agreement has a five year term, and mandates that the products be manufactured to our specification, with the manufacturer bearing responsibility for any product defects. The agreement gives Guangdong Gewang the authority to supervise the manufacturing process. We have also signed with each manufacturer a Non-Disclosure Agreement, which requires the manufacturer to protect our product formula and trade secrets, and prevents the manufacturer from entering into any venture in competition with us.

Marketing

Selenium deficiency is harmful to all humans. It is of particular concern, however, to the elderly and to lactating women. As we deliver information to the populations of areas with selenium-poor soil, those two groups are our target market. Nevertheless, our staff is committed to raising awareness of selenium issues throughout China, particularly in the eastern regions with large populations and selenium-poor soil. Besides media advertising, our marketing staff makes personal appearances throughout our prime markets, both to raise awareness of the problem of selenium deficiency and to educate consumers about the proper use of selenium supplements and the risks of excess selenium ingestion.

At present, Guangdong Gewang has distribution agreements with eight well-established distributors of health care products. Each distributor is assigned an exclusive market and barred by contract from selling in other regions.  During fiscal year 2015 none of the eight distributors contributed more than 19% to our revenue, and none contributed less than 10% of our revenue. The eight distributors and their designated regions are:

Distributor	Market
Dongguan Renzheng Pharmaceuticals and Trading Co., Ltd	Dongguan
Shenzhen Youmeikang Biotechnology Co., Ltd.,	Shenzhen
Foshan Kangchen Biotechnology Co., Ltd.	Foshan
Fujian Beier Pharmaceuticals Co., Ltd.,	Fujian
Guangdong Sinopharm Pharmaceuticals Co., Ltd.	Guangdong
Huizhou Liqi Pharmaceuticals Co., Ltd	Huizhou
Shanwei Pharmaceutical Health Product Co., Ltd.,	Shanwei
Heyuan Kangning Pharmaceuticals Co., Ltd.	Heyuan

Our distribution agreements require that the distributor pay 30% of the purchase price when the order is placed, the remaining 70% within seven days after delivery. Guangdong Gewang warrants that the products will conform to all the requirements set forth in the New National Pharmacopeia of the National Food and Drug Supervision and Management Bureau, and that all products will have a remaining viable period of no less than 12 months when delivered.

Our distribution agreements with the distributors do not prevent them from selling competitor's selenium products. Rather we assure ourselves of their loyalty by providing intense advertising of our brand in the distributors' regions, thereby making sale of the Jindanli products an attractive, low-effort proposition for our distributors.

Competition

There are few manufacturers of selenium supplements, as the industry is in its early development period. Where we do face competition, our effort is to associate the Jindanli products with quality, specifically:

•

The Jindanli Selenium Capsule is designed using carageenan capsules to offer rapid absorption and high quality, yielding a product useful for all persons in need of added selenium in their diet.

•

The Jindanli Selenium - Glossy Ganoderma Capsules offer an attractive combination of contemporary biotechnology with traditional healing. We source pure ganoderma spore powder from Mount Taishan wood, combine it with Jindanli selenium and package it in a carageenan capsule.

•

The Jindanli Organic Selenium Powder provides the benefits of selenium to infants and the infirm, for whom swallowing capsules is difficult.

The limited size of the selenium supplements industry has had one unfortunate effect on the potential market. As there is no widely-known brand of selenium supplements, many potential customers first experience of selenium supplements comes from one of many small enterprises that offer products of poor quality with unsupportable health claims. This situation has led to a generally poor opinion of selenium supplements among the Chinese people. Development of our market will require promotion and publicity to build confidence in established brands.

We believe that the quality of our products, along with our association with top quality manufacturers and distributors, will enable us to compete effectively, even as the selenium supplement industry grows.

Our Growth Strategy

Now that we have a nationwide reach through the wholesale and retail operations carried on at our home office, our immediate plan is to bring intense marketing to regions where the need for selenium supplements is most pronounced, by locating dedicated stores. The stores will carry only the Jindanli products, allowing us, by our pronounced presence, to bring attention to the issue of selenium deficiency, attract new customers, and provide them the information about the proper use of selenium supplements that they require. The stores will also function as promoters of the Jindanli brand, allowing us to fill the void in the selenium industry that lacks any well-known brand.

We opened our first store, in Chancheng, in September 2014, and opened two more stores, in Xiamen and Changsha, during fiscal year 2015. We plan to add four new stores during fiscal year 2016.  Each store requires an investment of 300,000 to 400,000 RMB ($46,830 to $62,440) along with working capital of 100,000 to 200,000 RMB ($15,610 to $31,220).

Once we have developed the model for expansion of our stores, we plan to turn our attention to developing our own manufacturing capacity. The cash resources that we have accumulated, and the positive cash flow that we are experiencing from our operations, will enable us to supplement and support our manufacturers by developing our own manufacturing capacity.

All of our development activities will be tied together by our efforts to bring our brand to the national consciousness. Our concerted effort will be to associate the developing awareness of the issue of selenium deficiency with our brand, by advertising our brand name, brand colors and brand logo in association with explanations of our product quality and concern for the health of our customers. In this way, we hope to place Jindanli in the forefront of the national effort to eradicate selenium deficiency.

Government Regulation

Because our operating affiliate, Guangdong Gewang, is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time.

 According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

 Foreign Currency Exchange

 The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a subsidiary in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

The Enterprise Income Tax Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Gewang Selenium is considered a FIE and is directly held by our subsidiary in Hong Kong, Hong Kong Gewang. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong that directly holds at least 25% of the equity interest in the FIE will be subject to a withholding tax of no more than 5%. We expect that such 5% withholding tax will apply to dividends paid to Hong Kong Gewang by Gewang Selenium, but this treatment will depend on our status as a non-resident enterprise.

Employees

Guangdong Gewang has 44 employees:  33 in administration, 9 in sales and customer service, and 2 responsible for delivery logistics. All are full-time employees.

Item 1A.

Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related To Our Business

Our management has limited experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations, financial condition and the market price of our stock.

Our management personnel have no prior experience managing and operating a public company.  They will rely in many instances on the professional experience and advice of third parties, including our attorneys and accountants. None of the members of our management staff were educated and trained in U.S. business systems, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the SEC rules and regulations. Failure to comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

The lack of expertise in U.S. GAAP among the staff of our finance department could result in errors in our filings.

The books and records of Guangdong Gewang, our operating entity, are maintained in accordance with bookkeeping practices that are customary in China.  The financial statements of Guangdong Gewang and Gewang Selenium are prepared in accordance with accounting principles generally accepted in China.  The staff of our finance department, which prepares those financial statements, has experience with Chinese GAAP, but very limited experience with U.S. GAAP.  Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged an independent consultant who makes the adjustments to the financial statements of Guangdong Gewang and Gewang Selenium necessary to achieve compliance with U.S. GAAP, then will perform the consolidation required to produce the consolidated financial statements of China Gewang.  Because that consultant, who is not present in our executive offices, is the only participant in the preparation of our financial statements possessing a familiarity with U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous.  Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million. For the fiscal year ending November 30, 2016, we are subject to the requirement that we include an attestation report, as our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

The residents of China have only recently begun to use supplements to offset selenium deficiency in their diets.  We cannot, therefore, predict the potential market for our products. If the market fails to develop adequately, our financial results will be insufficient to produce a profitable return for our investors.

Selenium deficiency has been a problem in eastern China for centuries, and the relationship of selenium defiencies to Keshan Disease has long been known. Until recently, efforts to alleviate selenium deficiency have been limited to changes in diet, the introduction of selenium-rich foods, where available. The use of selenium supplements, such as those sold by Guangdong Gewang is relatively recent. For that reason, we cannot know the extent to which we will be able to develop a sizeable market for our supplements. As food production and transportation rapidly increases in China, selenium-rich foods will become available to more of the residents of eastern China, where the problem of selenium deficiency is most acute. If Chinese people prefer to alter their diets to include imported selenium-rich foods, the demand for our selenium supplements will be reduced. In addition, concerns among the population about the possibility of harm from ingestion of excessive selenium could reduce demand for our products. If we are not able to persuade a sizeable market that use of selenium supplements is a safe, cost-effective method of avoiding selenium deficiency, our company will not grow.

Product liability claims could materially impact operating results and profitability.

Excessive ingestion of selenium can have serious harmful effects on an individual. We intend to use our best efforts to educate our customers regarding the proper amount of selenium to add to their diets. If, however, an individual intentionally or inadvertently ingests too much selenium and is injured, we may be subject to a lawsuit for damages. Such lawsuits could drain both our financial resources, particularly as we do not presently carry any product liability insurance. Lawsuits by customers may also distract the time and attention of our management.  In addition, a product liability claim, regardless of merit or eventual outcome, could result in damage to our reputation, decreased demand for our products, product recalls and loss of revenue.

We require highly qualified personnel and, if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the proposed growth of our business will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled marketing and administrative personnel is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Shili Zhang, our  our chief executive officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Shili Zhang, who founded our business and now serves as our chief executive officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We depend on a network of distributors to sustain our business.  If our relationship with our distributors is disrupted, our revenue will be reduced, and our business could become unprofitable.

Our sales to our eight distributors remain the largest component of our revenue. Each distributor is responsible for a single geographic area, and each of the eight provided at least 10% of our wholesale revenue during the past fiscal year. If a distributor terminated its relationship with us, or if its sales of our products was seriously impaired for any reason, our overall sales results would be diminished. In addition, if our distributors were to act in concert to change the economic terms of our relationship with them, the result could have a negative effect on our profitability.

We rely on a single  manufacturer to manufacture each of our products. Events that interfere with a manufacturer's ability to fill our orders could damage our business.

We currently depend on three contracted manufacturers, one to manufacture each of the three products that we sell. If  any significant problems occur at the production facility of one of our third-party manufacturers, our ability to deliver that manufacturer's products could be adversely affected.  If our contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.  In addition, if the prices charged by our contractor increase for reasons such as increases in labor costs, our cost of manufacturing would increase, adversely affecting our results of operations. We require our contract manufacturer to meet our standards in terms of product quality and other matters. Any failure by our contract manufacturer to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

Government regulation or other influences may cause us to disclose the formulas for our products, which could assist our competitors in producing copies of our products.

We have a significant competitive advantage in the Jindanli brand, which represents a group of products available only from Guangdong Gewang. The exclusive quality of our products is comprised of the formula for each, which is known only to Guangdong Gewang, our manufacturers, and our colleagues at the Academy of Agricultural Sciences of Shandong Province. However, because excess ingestion of selenium is known to be harmful, it may occur that one or more government bodies will mandate that the selenium content of our products must be disclosed. In addition, disclosure of the selenium content of our products may occur as a result of malfeasance by employees, accidental disclosure, or litigation. If the formula for our products becomes known in our industry, we will lose the competitive advantage that comes with being the exclusive source for the Jindanli products.

Our inability to protect our trademarks and license rights may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, trade secrets, and our exclusive rights to our product formulas could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under the brand “Jindanli”. We regard our intellectual property, particularly our trademarks and license rights, to be of considerable value and importance to our business and our success. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks or the formulas for our products.

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Gewang Selenium provides support and consulting service to Guangdong Gewang pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Guangdong Gewang’s operations are transferred to Gewang Selenium under these agreements.  There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of Gewang Selenium or Guangdong Gewang;
●	imposing conditions or requirements in respect of the VIE Agreements with which Gewang Selenium or Guangdong Gewang may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of Guangdong Gewang, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Guangdong Gewang, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Guangdong Gewang under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on expanding the operations of Guangdong Gewang.  However, the VIE Agreements may not be as effective in providing us with control over Guangdong Gewang as direct ownership.  Under the current VIE arrangements, as a legal matter, if Guangdong Gewang fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Guangdong Gewang, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of courts in the PRC.  If Guangdong Gewang or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Guangdong Gewang or its shareholder to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes, or cause other adverse financial consequences.

Risks Related To Doing Business In China

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC. Our operating subsidiary and affiliate are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current business operations are conducted in the PRC through our VIE entity, Guangdong Gewang. In addition, all of our directors and officers are nationals and residents of the PRC, and the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary and affiliate may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in other foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without there being any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

In August 2015, the PRC government devaluated the RMB by approximately 3.5%. Additional devaluation could occur in the future and affect our results.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary's ability to make dividend and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to the statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New Income Tax Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law, which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;
(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission (“ CSRC”) or another PRC regulatory agency determines that CSRC approval was required in connection with the reverse acquisition of Biotechnology International, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We believe the M&A Rule mandating CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of Biotechnology International because none of Biotechnology International, Hong Kong Gewang or Gewang Selenium was a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” at the moment of acquisition. However, we cannot assure you that we would be able to obtain the approval required from MOFCOM.  If the PRC regulatory authorities take the view that the reverse acquisition of Biotechnology International constituted a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of Biotechnology International.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act, (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibits the payment of bribes to government officials.

We principally have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees or consultants of our company, because these parties are not always subject to our control. We believe that to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to the Market for Our Stock Generally

There is only a very limited market for our Common Stock.

While our common stock is listing for quotation on the OTC Pink Market, there is currently little trading in our common stock. We cannot provide any assurances as to if or when an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stocks.” Penny stocks includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Because our business is exclusively sales, we require only modest real property to operate. Our  home office in Pearl River New Town houses both our administrative functions and our marketing operations. We lease that property for an annual fee of 600,000 RMB ($93,660), with a lease termination date of July 1, 2016.

We lease the properties that house our three stores under the following terms:

Location	Annual Rent	Terminates
Chancheng	360,000 RMB ($57,960)	August 31, 2016
Xiamen	360,000 RMB ($57,960)	June 1, 2016
Changsha	420,000 RMB ($67,620)	October 7, 2018

Item 3.

Legal Proceedings

None.

Item 4.

Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

           The Company’s common stock was first quoted on the OTC Pink Market . It is currently listed under the symbol “CGWB.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Pink Market.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
May 31, 2015	$ 2.80	$ 2.25
August 31, 2015	$ 2.85	$ 2.75
November 30, 2015	$ 3.39	$ 2.84

(b) Shareholders

Our shareholders list contains the names of 631 registered stockholders of record of the Company’s Common Stock.

Our stock transfer agent is Island Stock Transfer: 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760; (727) 289-0010.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition, legal restrictions and other factors deemed pertinent by the Board of Directors.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of November 30, 2015.

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2015.

 (f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2015.

Item 6.

         Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis

Accounting for Variable Interest

China Gewang Biotechnology, Inc. is a holding company whose only asset is an indirect 100% ownership interest in Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. ("Gewang Selenium"), a wholly foreign owned entity organized under the laws of the People’s Republic of China on March 12, 2015.  On April 6, 2015, Gewang Selenium entered into four agreements with Guangdong Gewang Biotechnology Co., Ltd. ("Guangdong Gewang") and with the equity owners in Guangdong Gewang. A summary of the terms of these "VIE Agreements" appears in Note 1: "Organization" in the Notes to the Consolidated Financial Statements. Collectively, the VIE agreements provide Gewang Selenium exclusive control over the business of Guangdong Gewang.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended November 30, 2015 and 2014, and the percentage changes between 2015 and 2014.

	November 30,	November 30,
	2015	2014	Change
	(US $)	(US $)%
Revenue	$ 4,184,255	$ 2,368,016	77%
Cost of Sales	(1,186,461)	(725,449)	64%
Gross profit	2,997,794	1,642,567	83%
Selling and marketing expenses	836,040	473,670	77%
General and administrative expenses	528,627	150,154	252%
Total operating expenses	1,364,667	623,824	119%
Income from operations	1,633,127	1,018,743	60%
Other income	13,508	2,900	366%
Income before provision for income taxes	1,646,635	1,021,643	61%
Provision for income taxes	457,922	264,553	73%
Net income before noncontrolling interests	1,188,713	757,090	57%
Noncontrolling interests	(61,790)	(38,952)	59%
Net income attributable to common stockholders	$ 1,126,923	$ 718,138	57%

Sales. Our sales increased to $4,184,255 for the year ended November 30, 2015 from $2,368,016 for the year ended November 30, 2014, an increase of $1,816,239 or 77%. In addition to the beneficial effects of our marketing efforts, the primary causes of the increase were:

•

Increased demand for our products allowed us to implement a 30% increase in our wholesale prices. Our average unit price in and before March 2014 was $81 (RMB 500) and increased to $105 (RMB 650) from April 2014.

•

During the first half of fiscal 2014, our sales were made exclusively from the head office, mostly to wholesale customers but with modest retail sales. During the latter part of fiscal 2014, we increased retail sales from our head office and opened our first physical store in Chancheng. In June 2015, we opened a second store in Xiamen. In October 2015, we opened a third store in Changsha. Retail sales were 30% and 18% of total sales for the years ended November 30, 2015 and 2014. The retail average unit selling price during fiscal 2015 was $222 (RMB 1,380).

The following table shows the source of our revenue in the comparable periods:

	Year ended Nov. 30, 2015		Year Ended Nov. 30, 2014
	Sales	% of total	Sales	% of total
Office wholesale	$ 2,945,440	70%	$1,930,057	82%
Office retail	505,406	12%	380,368	16%
Changcheng store retail	621,025	15%	57,591	2%
Xiamen store retail	93,618	2%	--	0%
Changsha store retail	18,766	<1%	--	0%
	$ 4,184,255	100%	$ 2,368,016	100%

Gross Profit.  Our cost of sales has increased during the past two years due to increased unit prices paid to our manufacturers. Although our cost for Organic Selenium Powder” increased by 44% in April 2014, the increase in cost for our two best selling products was less than the 30% overall increase in our sales price: our unit purchase price for the “Xikang Capsule” increased by 22% to $35; the unit purchase price of our “Xizhi Capsule” increased by 25% to $32. Therefore, our gross profit margin increased by 2% to 71.6% for the year ended November 30, 2015.

Selling expenses. Our selling expenses increased by 77% to $836,040 for the year ended November 30, 2015 from $473,670 for the year ended November 30, 2014. Our selling expenses will not increase in strict proportion to an increase in sales, because a large component of our selling expenses is a fixed license fee that we pay to the Shandong Academy of Agriculture for use of the selenium formulae developed by the Academy. On the other hand, our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In addition, one specific reason for the increase in our selling expenses was the opening of our retail stores in Foshan, Xiamen and Changsha since September 2014.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 252% to $528,627 for the year ended November 30, 2015 from $150,154 for the year ended November 30, 2014. The largest components of our G&A expenses are the salaries of administrative personnel and government-mandated benefits provided to all of our staff. The change in G&A expenses from year to year occurred primarily as a result of the expansion of our business in the past year, as reflected in the growth of our sales.

Pre-tax income. Because our operating expenses increased at a faster rate than our gross profit during the year ended November 30, 2015, our operating income increased by only 60%, to $1,633,127 in the year ended November 30, 2015 from $1,018,743 in the year ended November 30, 2014, respectively, less than the 83% increase in our gross profit.

As we have very little debt, our only other income consisted entirely of interest income earned on our bank balances: $13,508 and $2,900 during the years ended November 30, 2015 and 2014, respectively. Our pre-tax income, therefore, was $1,646,635 and $ 1,021,643 for the years ended November 30, 2015 and 2014 respectively.

Net income. Due to the 61% increase in our pre-tax income for year ended November 30, 2015, our provision for income taxes increased to $457,922 for the year ended November 30, 2015 from $264,553 for the year ended November 30, 2014, due to the increase in pretax income. Our effective tax rate was the same as the statutory rate of 25% for the years ended November 30, 2015 and 2014. After deducting the provision for income taxes and noncontrolling interests, China Gewang reported net income before noncontrolling interests of $1,188,713 and $757,090 for the years ended November 30, 2015 and 2014, respectively. Because the VIE Agreements assign to Gewang Selenium only 95% of the net income of Guangdong Gewang, we record a deduction for noncontrolling interests, after which our net income attributable to common stockholders was $1,126,923 ($0.02 per share) for the year ended November 30, 2015 and $718,138 ($0.02 per share) for the year ended November 30, 2014.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended November 30, 2015 and 2014, foreign currency translation adjustments of $(315,020) and $1,333 respectively, have been reported as other comprehensive income in the statements of income and other comprehensive income. The negative adjustment during the year ended November 30, 2015 was primarily due to devaluation of the PRC currency of approximately 3.5% in August 2015. Further devaluations could occur.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is, therefore, no guarantee the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation. Substantially all of our assets are located in the PRC which makes it difficult for any funds to be utilized outside the PRC.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and sale of our common stock. As a result, at November 30, 2015, our only debt consisted of $166,106 in loans from a stockholder, which consisted of US Dollars loaned to pay our expenses in the U.S.

For the year ended November 30, 2015, the increase in working capital was approximately equal to the sum of our net income for the same period and the proceeds of a private placement of common stock for $5,000,000. Our working capital as of November 30, 2015 was $8,889,704, which represented an increase of $5,839,436 during the fiscal year then ended. The approximation of our net income to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

For the year ended November 30, 2015, our investing activities consisted of the purchase of equipment for $52,485. In the same period, our financing activities provided $5,000,000, which represented the proceeds of a private placement of $5,000,000. Our financing cash flows were nil during the year ended November 30, 2014. Our investing cash flows for the year ended November 30, 2014 consisted of the purchase of fixed assets for $6,676. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

During the year ended November 30, 2015, although we recorded net income of $1,188,713, our operations produced only $1,037,620 in net cash. This difference occurred primarily because we ended the year with $267,868 in accounts receivable outstanding - whereas we ended prior the fiscal year with no accounts receivable. In addition, we increased our prepaid expenses by $96,169 during the fourth quarter, primarily for prepaid advertising expenses and a prepayment of our technology license fee. We also increased our inventory by $102,782. Similarly, during the year ended November 30, 2014 prepayments of $90,470 in expenses reduced the cash produced during that period to $728,904, despite net income of $793,656.

Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for at least the next twelve months and the foreseeable future.

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

Recent accounting pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

Item 7A        Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

F-1

Report of Independent Registered Public Accounting Firm.

F-2

Consolidated Balance Sheets as of November 30, 2015 and 2014.

F-3

Consolidated Statements of Operations and Comprehensive Income for the  Years Ended November 30, 2015 and 2014.

F-4

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended November 30, 2015 and 2014.

F-5

Consolidated Statements of Cash Flows for the Years Ended November 30, 2015 and 2014.

F-6 to F-22

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Gewang Biotechnology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Gewang Biotechnology, Inc. and Subsidiaries (the “Company”) as of November 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2015.  China Gewang Biotechnology, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Gewang Biotechnology, Inc. and Subsidiaries as of November 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, New York

February 29, 2016

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS  (IN U.S. $)

	November 30,	November 30,
ASSETS	2015	2014

Current assets:
Cash	$ 8,669,034	$ 3,012,812
Accounts receivable	267,868	-
Inventory	156,778	53,996
Prepaid expenses	201,369	105,200

Total current assets	9,295,049	3,172,008

Property, plant and equipment, net	65,860	48,184

TOTAL ASSETS	$ 9,360,909	$ 3,220,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Advance from customers	$ -	$ 56,930
Accounts payable	-	7,225
Taxes payable	64,153	47,329
Accrued expenses and other payable	175,086	3,839
Loans from stockholder	166,106	6,417

Total current liabilities	405,345	121,740

Stockholders’ equity:
Common stock - $0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of November 30, 2015 and 35,500,000 shares issued and outstanding as of November 30, 2014	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Retained earnings	2,270,416	1,277,273
Statutory reserve fund	281,766	144,454
Other comprehensive (loss) income	(252,022)	62,998

Stockholders’ equity before noncontrolling interests	8,871,403	3,059,500
Noncontrolling interests	84,161	38,952
Total stockholders’ equity	8,957,564	3,098,452

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$ 9,360,909	$ 3,220,192

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014 (IN U.S. $)

	2015	2014

Revenue	$ 4,184,255	$ 2,368,016
Cost of goods sold	(1,186,461)	(725,449)

Gross profit	2,997,794	1,642,567

Operating expenses:
Selling and marketing	836,040	473,670
General and administrative	528,627	150,154

Total operating expenses	1,364,667	623,824

Operating income	1,633,127	1,018,743

Other income:
Interest income	13,508	2,900

Income before provision for income taxes	1,646,635	1,021,643
Provision for income taxes	457,922	264,553

Net income before noncontrolling interests	1,188,713	757,090
Noncontrolling interests	(61,790)	(38,952)

Net income attributable to common stockholders	$ 1,126,923	$ 718,138

Earnings per common share	$ 0.02	$ 0.02

Weighted average shares outstanding	40,944,444	35,500,000
Comprehensive income (loss):
Net income before noncontrolling interests	$ 1,188,713	$ 757,090
Foreign currency translation adjustment	(315,020)	1,333
Comprehensive (loss) income	873,693	758,423
Comprehensive (loss) income attributable to noncontrolling interests	46,039	39,019
Net comprehensive income attributable to common stockholders	$ 827,654	$ 719,404

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income (Loss)	Total

Balance, December 1, 2013	$ 35,500	$ 1,539,275	$ 592,024	$ 16,113	$ 65,089	$ 61,665	$ 2,309,666
Net income			761,313	22,839			784,152
Statutory reserve			(76,131)		76,131		-
Other comprehensive income			67			1,266	1,333

Balance, November 30, 2014	35,500	1,539,275	1,277,273	38,952	144,454	62,998	3,098,452
Reverse merger adjustment	-	(3,532)	3,532	-	-	-	-
Issuance of Common Stock	10,000	4,990,000	-	-	-	-	5,000,000
Net income	-	-	1,126,923	61,790	-	-	1,188,713
Statutory reserve	-	-	(137,312)	-	137,312	-	-
Other comprehensive income	-	-	-	(16,581)	-	(315,020)	(331,601)

Balance, November 30, 2015	$ 45,500	$ 6,525,743	$ 2,270,416	$ 84,161	$ 281,766	$ (252,022)	$ 8,955,564

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014 (IN U.S. $)

	2015	2014
Cash flows from operating activities:
Net income	$ 1,188,713	$ 793,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,121	25,962
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(267,868)	-
(Increase) in inventory	(102,782)	(53,996)
(Increase) in prepaid expenses	(96,169)	(90,470)
(Decrease) in accounts payable	(7,225)	-
(Decrease) increase in advances from customers	(56,930)	14,997
Increase in taxes payable	16,824	29,345
Increase in accrued expenses and other liabilities	330,936	9,410
Net cash provided by operating activities	1,037,936	728,904

Cash flows from investing activities:
Purchase of equipment	(52,485)
Net cash (used in) investing activities	(52,485)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000,000	-
Net cash provided by financing activities	5,000,000	-

Effect of exchange rate changes on cash	(328,913)	1,366
Net change in cash	5,656,222	723,594
Cash, beginning	3,012,812	2,289,218
Cash, end	$ 8,669,034	$ 3,012,812

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	$ 446,012	$ 238,026
Noncash financing activities:
Payment of accrued expenses and other payables by shareholders	$ 159,689	$ 6,417

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014 (IN U.S. $)

1.

ORGANIZATION

China Gewang Biotechnology, Inc. (the “Company”), formerly known as Rich Star Development, was incorporated under the laws of the State of Nevada on May 29, 2009.  From its inception until the closing of the reverse merger described below, the Company was a development-stage company in the business of distributing designer clothing and footwear from established brands to customers around the world.

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

As a result of the transaction with Biotechnology International, the Company owns all of the issued and outstanding common stock of Hong Kong Gewang Holdings Group Limited (“Hong Kong Gewang”), a wholly-owned subsidiary of Biotechnology International, which in turn owns all of the issued and outstanding common stock of Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. (“Gewang Selenium”). In addition, the Company effectively and substantially controls Guangdong Gewang Biotechnology Co., Ltd. (“Guangdong Gewang”) through a series of captive agreements between Guangdong Gewang and Gewang Selenium.

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, the WFOE provides technical support, consulting, training, marketing and operational consulting services to Guangdong Gewang. In consideration for such services, Guangdong Gewang has agreed to pay an annual service fee to the WFOE of 95% of Guangdong Gewang’s annual net income with an additional payment of approximately US$1,600 (RMB 10,000) each month. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Guangdong Gewang agreed to irrevocably entrust the WFOE to designate a qualified person acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Guangdong Gewang held by the stockholders of Guangdong Gewang. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Call Option Agreement: Pursuant to the Call Option Agreement, the WFOE has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Guangdong Gewang held by each of the stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately US$0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until Gewang Selenium or its designated entities acquire 100% ownership of Guangdong Gewang.

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

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights.  Guangdong Gewang’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

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

The following financial statement amounts and balances of Guangdong Gewang have been included in the accompanying consolidated financial statements:

	November 30, 2015	November 30, 2014

TOTAL ASSETS	$9,360,262	$3,220,192

TOTAL LIABILITIES	$5,204,643	$114,515

	For the Years Ended November 30,
	2015	2014

Net income	$1,373,121	$793,656

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	November 30, 2015	November 30, 2014

Balance sheet items, except for stockholders’ equity, as of year end	0.1561	0.1631

	Years Ended November 30,
	2015	2014
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years presented	0.1610	0.1628

For the years ended November 30, 2015 and 2014, foreign currency translation adjustments of $(315,020) and $1,333, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.  In August 2015, the PRC devalued its currency by approximately 3.5%.  Further devaluations of its currency could occur.

Revenue Recognition

Revenues are primarily derived from selling selenium related products to contract distributors, and from our retail stores. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting account receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

The Company’s revenues for the years ended November 30, 2015 and 2014 are comprised as follows:

	2015	2014

Wholesale	$2,945,440	$1,930,057
Retail	1,238,815	437,959

	$4,184,255	$2,368,016

Shipping Costs

Shipping costs incurred by the Company are recorded as selling expenses.  Shipping costs for the years ended November 30, 2015 and 2014 were $44,326 and $27,545, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred.  For the years ended November 30, 2015 and 2014, advertising expenses were $82,110 and $70,013 respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the contract amount after deduction of trade discounts and, allowances, if any, and do not bear interest.  The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses from accounts receivable.  The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

The Company required a 30% advance from customers through December 31, 2014. Commencing in January 2015, an advance from customers is no longer required.  As of November 30, 2015 and 2014, accounts receivable was $267,868 and $0, respectively. The Company believes that its accounts receivable are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, are valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of November 30, 2015 and 2014.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, advances from customers, accounts payable, taxes payable, accrued liabilities and other payables, and loan from stockholder, approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Prepaid Expenses

Prepaid expenses primarily consist of rent, advertising expenses and licensing fees.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its products from an unrestricted third party. Under the agreement, the Company is required to pay a fee of $96,600 (RMB 600,000) in advance each year for five years from January 2011 to December 2015. The related prepaid licensing fees of $7,805 and $8,155 were included in prepaid expenses on the balance sheets as of November 30, 2015 and 2014, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no minimum payments remaining under this agreement as of November 30, 2015 and 2014.

Advance from Customers

There are no advances from customers as of November 30, 2015.  For the year ended November 30, 2014, the advance from customers consists of a payment received from an unrelated third party on a sales contract entered into in November, 2014.  The contract was completed upon delivery of products to the customer in December 2014.

Impairment of Long-Live Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the years ended November 30, 2015 and 2014.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The required contribution to the statutory reserve fund was $281,766 and $144,454 as of November 30, 2015 and 2014, respectively.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of November 30, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 to 2014 remain open to examination by tax authorities in the PRC.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended November 30, 2015 and 2014.

BVI

Biotechnology International is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Hong Kong Gewang is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Gewang Selenium and Guangdong Gewang are subject to an Enterprise Income Tax at 25% and file their own tax return.

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

4.

RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $166,106 as of November 30, 2015 and $6,417 as of November 30, 2014 are reflected as loans from stockholder.

5.

LEASES

The Company leases its warehouse and office space under a one-year operating lease, which expires on July 1, 2016, from an unrelated third party, The lease required the Company to prepay the total rent of $96,600 (RMB 600,000) in advance for one year.  The Company leases its Chancheng store from an unrelated third party.  The lease expired on August 31, 2015 required the Company to prepay the rent of $44,436 (RMB 276,000) in advance for one year. The Company renewed this lease to August 31, 2016 and prepaid the rent of $57,960 (RMB 360,000) in advance for one year. The Company also leases its Xiamen store from unrelated third party. The lease expires on June 1, 2016 and has a renewal option. The lease required the Company to prepay the rent of $57,960 (RMB 360,000) in advance for one year. Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Rent expense for the years ended November 30, 2015 and 2014 was $181,125 and $44,501, respectively.

6.

FIXED ASSETS

Fixed assets as of November 30, 2015 and 2014 are summarized as follows:

	2015	2014

Electronic equipment	$ 68,733	$ 25,410
Motor vehicles	69,714	72,840
Office equipment	12,936	6,752

	151,383	105,002
Less: accumulated depreciation	(85,523)	(56,818)

Fixed Assets - net	$ 65,860	$ 48,184

For the years ended November 30, 2015 and 2014, depreciation expense was $32,121 and $25,962, respectively.

7.

INCOME TAXES

The provision for income taxes for the years ended November 30, 2015 and 2014 consisted of the following:

	2015	2014

Current	$457,922	$264,553
Deferred	-	-

	$457,922	$264,553

No provision for income taxes in the United States has been made.  The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2015.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.

8.

CONCENTRATION OF CREDIT AND BUSINESS RISKS

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the year ended November 30, 2015, no customers accounted for over 10% of total revenues.  For the year ended November 30, 2014, three customers accounted for 35% of revenue.  As of November 30, 2015, seven customers accounted for 90% of accounts receivable.  There was no accounts receivable as of November 30, 2014.

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.  The economy in the PRC has recently started to narrow.

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

All of these contractual agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual agreements, which could make it difficult to exert effective control over Guangdong Gewang, and the ability of Gewang Selenium to conduct the Company’s business may be adversely affected.

9.

ISSUANCE OF COMMON STOCK

The Company sold 10,000,000 shares of common stock at $0.5 per share for $5,000,000 pursuant to a stock purchase agreement dated May 14, 2015.

10.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of November 30, 2015 and 2014, statements of income and cash flows for the years ended November 30, 2015 and 2014.

Condensed Balance Sheets

ASSETS	November 30, 2015	November 30, 2014

Investments in subsidiaries and VIE	$8,977,483	$3,026,966

TOTAL ASSETS	$8,977,483	$3,026,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$33,375	$-
Stockholder loans	156,866	6,417

Total current liabilities	190,241	6,417

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,500,000 shares issued and outstanding as of November 30, 2015 and 35,000,000 shares issued and outstanding as of November 30, 2014)	45,500	35,500
Additional paid-in capital	6,525,743	1,539,275
Statutory reserve fund	281,766	144,454
Other comprehensive (loss) income	(252,022)	62,998
Retained earnings	2,186,255	1,238,321

Total stockholder’s equity	8,787,242	3,020,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,977,483	$3,026,966

Condensed Statements of Income

	Year Ended November 30,
	2015	2014

Revenues:
Share of earnings from investments in subsidiaries and VIE	$1,310,747	$724,555

Operating expenses:
General and administrative	183,824	6,417

Net income	$1,126,923	$718,138

Condensed Statements of Cash Flows

Year Ended November 30
	2015	2014

Cash flows from operating activities:
Net income	$1,126,923	$718,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,310,747)	(724,555)
Increase in accrued expenses and other liabilities	183,824	6,417

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$159,689	$6,417

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

There were no cash transactions in the US parent company during the years ended November 30, 2015 and 2014.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE were approximately $9,038,000 and $3,066,000 as of November 30, 2015 and 2014, respectively.

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

11.

 SUBSEQUENT EVENT

On January 18, 2016 the Company sold 12,000,000 shares of common stock to four individuals in a private offering.  None of the purchasers were affiliated with the Company. The purchase price for the shares was three Renminbi (approximately US$0.4561) per share, or a total of 36 million Renminbi (approximately US$5,473,200). The purchase price was paid by the investors to Guangdong Gewang Biotechnology Co., Ltd., which is managed by a wholly-owned subsidiary of the Company and accounted for as a variable interest entity with respect to the Company.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2015.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of November 30, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of November 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of November 30, 2015.

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

Item 9B   Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position(s)	Director Since
Shili Zhang	52	Chairman of the Board, Chief Executive Officer	2014
Fengxia Wu	29	Chief Financial Officer, Secretary, Director	2015
Lingjing Zhao	28	V.P. - Operation, Director	2015

Shili Zhang.  Mr. Zhang has been employed since 2010 as founder and Chairman of Guangdong Gewang, which markets selenium supplements in the PRC. Mr. Zhang is the president of Chinese Selenium Supplements Association, secretary general of the Steering Commission of Chinese National Selenium Supplements Program, and president of the Beijing Chinese Business-Association. From 2006 to 2009, Mr. Zhang served as the Chairman of Henan Qinxiyuan Food Co. Ltd., which marketed selenium-enriched products. From 1999 to 2005, he served as the general manager of Zhuhai Wangs Honey Garden, a leading enterprise in the Chinese honey industry, with divisions engaged in bee farming, bee products processing, and related research. Mr. Zhang was awarded a Masters Degree by Beijing University in 2006.

 Fengxia Wu. Ms. Wu has been employed since 2012 as Chief Financial Officer of Guangdong Gewang, which markets selenium supplements in the PRC. From 2010 to 2011, Ms. Wu served as the finance manager for Guangdong Xinyi Technology Logistics Co., Ltd. From 2006 to 2009, Ms. Wu was employed as an accountant by Avon (China) Co., Ltd. In 2005 Ms. Wu earned a Bachelor's Degree from the Jiangxi Institute of Technology.

Lingjing Zhao.  Mr. Zhao has been employed since 2012 as Director of Marketing by Guangdong Gewang, which markets selenium supplements in the PRC. From 2009 to 2012 Mr. Zhao was employed as a Brand Director by the Guangdong Fangyuan Group, which marketed cosmetics to the health profession. From 2008 to 2009 Mr. Zhao was employed as an English translator at the Yuyuan Gardens in Shanghai. In 2008 Mr. Zhao was awarded a Bachelor's Degree by the Central South University.

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the NYSE MKT.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended November 30, 2015, except that Shili Zhang has not filed a Form 3.

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by China Gewang Biotechnology, Inc. and its subsidiaries to its Chief Executive Officer and Chief Financial Officer during the past three fiscal years.  There was no other officer or employee whose compensation for fiscal year 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Shili Zhang(1)	2015	$116,455(2)	--	--	--	--	$116,455
Fengxia Wu(3)	2015	$ 13,901	--	--	--	--	$ 13,901

Siu Mun Kung(4)	2014	--	--	--	--	--	--
	2013	--	--	--	--	--	--

Man Yee Kung(5)	2013	--	--	--	--	--	--

______________________________

(1)

Shili Zhang was appointed Chief Executive Officer on December 1, 2014 in connection with the closing of his acquisition of controlling interest in the Company at that time. Mr. Zhang also served as Chief Financial Officer from December 1, 2014 to April 20, 2015.

(2)

Includes $17,999 paid to Mr. Zhang during the year ended November 30, 2015 and $98,456 accrued as of November 30, 2015 and subsequently paid.

(3)

Fengxia Wu was appointed Chief Financial Officer on April 20, 2015.

(4)

Siu Mun Kung served a Chief Executive Officer and Chief Financial Officer from September 2013 until December 1, 2014.

(5)

Man Yee Kung served as Chief Executive Officer and Chief Financial Officer until September 2013.

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended November 30, 2015 and those options held by either of them on November 30, 2015.

Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Shili Zhang	--	--	--	--	--	--
Fengxia Wu	--	--	--	--	--	--

The following table sets forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended November 30, 2015 and held by them unvested at November 30, 2015.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Shili Zhang	--	--
Fengxia Wu	--	--

Compensation of Directors

The members of our Board of Directors receives no compensation for their services on the Board.

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

There are 57,500,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Shili Zhang(1)	9,500,000	16.4%
All officers and directors as a group (3 persons)	9,500,000	16.5%
Han Xu(2)	7,100,000	12.3%
Jun Wen(3)	5,000,000	8.7%
Xiuqin Jiang(4)	4,000,000	7.0%

             ________________________________________

(1)  The address for Shili Zhang is c/o China Gewang Biotechnology, Inc.

(2)   The address for Han Xu is No. 438-501-2 Binjiang East Road, Haizhu District, Guangzhou, Guangdong, P.R. China.

(3)   The address for Jun Wen is No. 1, Row 3, Zhuping District, Tongkuan, Yuanqu County, Shanxi Province, P.R. China.

(4)   The address for Xiuqin Jiang is No. 27 Dongjin Road, Jingcheng Town, Jingjiang City, Jiangsu Province, P.R. China.

Item 13.

Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

            None.

Director Independence

The members of the Board of Directors are not independent, as “independence” is defined in the Rules of the NYSE MKT.

Item 14.

Principal Accountant Fees and Services

Audit Fees

Wei, Wei & Co., LLP billed $72,000 in connection with the audit and reviews of the Company’s financial statements for the year ended November 30, 2015.  Wei, Wei & Co., LLP billed $6,500 in connection with the audit and reviews of the Company’s financial statements for the year ended November 30, 2014.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2015 or fiscal 2014.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2015 or fiscal 2014. L.L.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2015 or fiscal 2014.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.

Exhibits and Financial Statement Schedules

(b) Exhibit List

3.1	Articles of Incorporation - filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
3.2

Articles of Merger of China Gewang Biotechnology, Inc. into Rich Star Development - filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2015, and incorporated herein by reference.

3.3	By-laws - - filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-166454) and incorporated herein by reference.
10.1

Exclusive Technical Service and Business Consulting Agreement dated April 6, 2015 between Guangdong Gewang Biotechnology Co., Ltd. and Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd.(1)

10.2	Call Option Agreement dated April 6, 2015 among Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd., Zhang Shili, Zeng Yun and Xu Wei. (1)
10.3	Proxy Agreement dated April 6, 2015 among Guangdong Gewang Biotechnology Co., Ltd., Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd., Zhang Shili, Zeng Yun and Xu Wei. (1)
10.4	Share Pledge Agreement dated April 6, 2015 among Guangdong Gewang Biotechnology Co., Ltd., Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd., Zhang Shili, Zeng Yun and Xu Wei. (1)
10.5	Product Manufacture and Purchase Agreement among Guangzhou Qinxiyuan Food Co., Ltd., Yantai Yisheng Pharmaceutical Co., Ltd. and Shandong Academy of Agricultural Sciences. (1)
10.6	Labor Contract between Guangzhou Qinxiyuan Food Co., Ltd. and Shili Zhang(1)
10.7	Labor Contract between Guangzhou Qinxiyuan Food Co., Ltd. and Fengxia Wu(1)
21	Subsidiaries
31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRLSchema
101.CAL	XBRLCalculation
101.DEF	XBRLDefinition
101.LAB	XBRLLabel
101.PRE	XBRLPresentation

____________________________

(1)

Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 21, 2015 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Gewang Biotechnology, Inc.

By: /s/ Shili Zhang

      Shili Zhang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 29, 2016 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shili Zhang ___________

Shili Zhang, Director

Chief Executive Officer

/s/ Fengxia Wu ___________

Fengxia Wu, Director

Chief Financial and Accounting Officer

/s/ Lingjing Zhao ___________

Lingjing Zhao, Director