Form 10-Q
period 2016-02-29
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2016-04-15
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 29, 2016

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

April 14, 2016 Common Voting Stock: 57,500,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED FEBRUARY 29, 2016

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheets – February 29, 2016 and November 30, 2015

3

Consolidated Statements of Income and Comprehensive Income - for the

     Three Month Periods Ended February 29, 2016 and February 28, 2015

5

Consolidated Statements of Changes in Stockholders’ Equity – for the

     Three Months Ended February 29, 2016

7

Consolidated Statements of Cash Flows - for the Three Months Ended

     February 29, 2016 and February 28, 2015

8

Notes to Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

25

Item 3

Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.

Controls and Procedures

28

Part II

Other Information

Item 1.

Legal Proceedings

29

Items 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults upon Senior Securities

29

Item 4.

Mine Safety Disclosures

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 29,	November 30,
ASSETS	2016	2015
	(Unaudited)

Current assets:
Cash	$14,180,591	$8,669,034
Accounts receivable	294,594	267,868
Inventory	40,157	156,778
Prepaid expenses	269,339	201,369

Total current assets	14,784,681	9,295,049

Property, plant and equipment, net	132,530	65,860

TOTAL ASSETS	$14,917,211	$9,360,909

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	February 29,	November 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
	(Unaudited)

Current liabilities:
Taxes payable	$73,601	$64,153
Accrued expenses and other payables	64,644	175,086
Loans from stockholder	185,917	166,106

Total current liabilities	324,162	405,345

Stockholders’ equity:
Common stock - $0.001 par value, 75,000,000 shares authorized, 57,500,000 and 45,500,000 shares issued and outstanding as of February 29, 2016 and November 30, 2015, respectively	57,500	45,500
Additional paid-in capital	11,986,943	6,525,743
Retained earnings	2,565,577	2,270,416
Statutory reserve fund	318,791	281,766
Other comprehensive (loss)	(429,116)	(252,022)

Stockholders’ equity before noncontrolling interests	14,499,695	8,871,403

Noncontrolling interests	93,354	84,161

Total stockholders’ equity	14,593,049	8,955,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,917,211	$9,360,909

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED) (IN U.S. $)

	2016	2015

Revenue	$1,218,098	$960,862
Cost of goods sold	(342,608)	(262,358)

Gross profit	875,490	698,504

Operating expenses:
Selling and marketing	270,671	153,968
General and administrative	136,961	57,023

Total operating expenses	407,632	210,991

Operating income	467,858	487,513

Other income:
Interest income	4,768	2,440
Other non-operating income	1,488	-

Total other income	6,256	2,440

Income before provision for income taxes	474,114	489,953
Provision for income taxes	123,416	122,987

Net income before noncontrolling interests	350,698	366,966
Noncontrolling interests	(18,512)	(18,448)

Net income attributable to common stockholders	$332,186	$348,518

Earnings per common share	$0.01	$0.01

Weighted average shares outstanding	51,170,330	35,500,000

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED) (IN U.S. $)

	2016	2015

Comprehensive income:
Net income before noncontrolling interests	$ 350,698	$ 366,966
Foreign currency translation adjustment	(186,413)	(20,177)

Comprehensive income	145,773	348,789
Comprehensive (loss) attributable to noncontrolling interests	(9,193)	(17,439)

Net comprehensive income attributable to common stockholders	$ 136,580	$ 329,350

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 (UNAUDITED) (IN U.S. $)

	Common Stock	AdditionalPaid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income (Loss)	Total

Balance, November 30, 2015	$ 45,500	$ 6,525,743	$ 2,270,416	$ 84,161	$ 281,766	$ (252,022)	$ 8,955,564
Issuance of Common Stock	12,000	5,461,200	-	-	-	-	5,473,200
Net income	-	-	332,186	18,512	-	-	350,698
Statutory reserve	-	-	(37,025)	-	37,025	-	-
Other comprehensive (loss)	-	-	-	(9,319)	-	(177,094)	(186,413)

Balance, February 29, 2016 (Unaudited)	$ 57,500	$ 11,986,943	$ 2,565,577	$ 93,354	$ 318,791	$ (429,116)	$ 14,593,049

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED) (IN U.S. $)

	2016	2015
Cash flows from operating activities:
Net income	$ 350,698	$ 366,966
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	10,108	6,347
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(26,726)	(275,003)
Decrease (Increase) in inventory	116,621	(22,412)
(Increase) in prepaid expenses	(67,970)	(111,690)
(Decrease) in advances from customers	-	(56,930)
Increase in taxes payable	9,448	39,931
(Decrease) increase in accrued expenses and other liabilities	(90,631)	23,499

Net cash provided by (used in) operating activities	301,548	(29,292)
Cash flows from investing activities:
Purchase of equipment	(78,567)	(732)
Net cash (used in) investing activities	(78,567)	(732)

Cash flows from financing activities:
Proceeds from sale of common stock	5,473,200	-
Net cash provided by financing activities	5,473,200	-

Effect of exchange rate changes on cash	(184,624)	(17,980)

Net change in cash	5,511,557	(48,004)
Cash, beginning	8,669,034	3,012,812
Cash, end	$ 14,180,591	$ 2,964,808

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED) (IN U.S. $)

	2016	2015

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$113,712	$87,941

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$20,000	$25,417

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

The unaudited interim consolidated financial statements of the Company as of February 29, 2016, and for the three months ended February 29, 2016 and February 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2016.

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

The following financial statement amounts and balances of Guangdong Gewang have been included in the accompanying consolidated financial statements:

	February 29, 2016	November 30, 2015
	(Unaudited)

TOTAL ASSETS	$14,916,613	$9,360,262

TOTAL LIABILITIES	$10,577,321	$5,240,643

	For the Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Net income	$370,246	$368,966

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

Foreign Currency Translations

All of the Company assets are located in the PRC. The functional currency for the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US Dollars in accordance with FASB ASC Section 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	February 29, 2016	November 30, 2015
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1526	0.1561

	Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1533	0.1626

For the three months ended February 29, 2016 and February 28, 2015, foreign currency translation adjustments of $(186,413) and $(20,177), respectively, have been reported as other comprehensive (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

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

The Company’s revenues for the three months ended February 29, 2016 and February 28, 2015 were comprised as follows:

	2016	2015
	(Unaudited)	(Unaudited)

Wholesale	$829,085	$627,983
Retail	389,013	332,879

	$1,218,098	$960,862

Shipping Costs

Shipping costs incurred by the Company are recorded as selling expenses.  Shipping costs for the three months ended February 29, 2016 and February 28, 2015 were $15,026 and $9,135, respectively.

Advertising Costs

Advertising costs are charged to operations when incurred.  For the three months ended February 29, 2016 and February 28, 2015, advertising expenses were $21,462 and $17,073 respectively.

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

The Company required a 30% advance from customers through December 31, 2014. Commencing in January 2015, an advance from customers is no longer required.  As of February 29, 2016 and November 30, 2015, accounts receivable was $294,594 and $267,868, respectively. The Company believes that its accounts receivable are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, is valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of February 29, 2016 and November 30, 2015.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, taxes payable, accrued liabilities and other payables, and loan from stockholder, approximated their fair values due to the short nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Prepaid Expenses

Prepaid expenses primarily consist of rent, advertising expenses and licensing fees.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its products from an unrelated third party for five years from January 2011 to December 2015. On December 30, 2015, the Company renewed the license agreement for another five years to December 2020 at $91,560 (RMB 600,000) each year. The related prepaid licensing fees of $76,300 and $7,805 were included in prepaid expenses on the balance sheets as of February 29, 2016 and November 30, 2015, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no minimum payments remaining under this agreement as of February 29, 2016 and November 30, 2015.

Impairment of Long-Live Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the three months ended February 29, 2016 and February 28, 2015.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The statutory reserve fund was $318,791 and $281,766 as of February 29, 2016 and November 30, 2015, respectively.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of February 29, 2016 and November 30, 2015, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 to 2014 remain open to examination by tax authorities in the PRC.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provisions for income tax in the United States have been made as the Company had no U.S. taxable income for the three months ended February 29, 2016 and February 28, 2015.

Bratish Virgin Islands (“BVI”)

Biotechnology International is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Hong Kong Gewang is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

PRC

Gewang Selenium and Guangdong Gewang are subject to an Enterprise Income Tax at 25% and file their own tax returns.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update ("ASU") ASU 2016-02 – Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In July 2015, the FASB issued ASU 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2015, the FASB issued ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.

RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $185,917 as of February 29, 2016 and $166,106 as of November 30, 2015 are reflected as loans from stockholder.

5.

LEASES

The Company leases its warehouse and office space under a one-year operating lease, which expires on July 1, 2016, from an unrelated third party, The lease required the Company to prepay the total rent of $91,980 (RMB 600,000) in advance for one year.  The Company leases its Chancheng store from an unrelated third party.  The lease, which expired on August 31, 2015 required the Company to prepay the rent of $42,311 (RMB 276,000) in advance for one year. The Company renewed this lease to August 31, 2016 and prepaid the rent of $55,188 (RMB 360,000) in advance for one year. The Company also leases its Xiamen store from an unrelated third party. The lease expires on June 1, 2016 and has a renewal option. The lease required the Company to prepay the rent of $55,188 (RMB 360,000) in advance for one year. Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Rent expense for the three months ended February 29, 2016 and February 28, 2015 was $66,686 and $31,219, respectively.

6.

FIXED ASSETS

Fixed assets as of February 29, 2016 and November 30, 2015 are summarized as follows:

	2016	2015
	(Unaudited)

Electronic equipment	$ 86,206	$ 68,733
Motor vehicles	127,345	69,714
Office equipment	12,646	12,936

	226,197	151,383
Less: accumulated depreciation	(93,667)	(85,523)

Fixed Assets - net	$ 132,530	$ 65,860

For the three months ended February 29, 2016 and February 28, 2015, depreciation expense was $10,108 and $6,347, respectively.

7.

INCOME TAXES

The provision for income taxes for the three months ended February 29, 2016 and February 28, 2015 consisted of the following:

	2016	2015
	(Unaudited)	(Unaudited)

Current	$ 123,416	$ 122,987
Deferred	-	-

	$ 123,416	$ 122,987

No provisions for income taxes in the United States have been made.  The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 29, 2016.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.  The tax years ended December 31, 2015, 2014 and 2013 remain open to examination by the IRS.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the short year tax return ended November 30, 2015 required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

8.

CONCENTRATION OF CREDIT AND BUSINESS RISKS

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended February 29, 2016 and February 28, 2015, no customers accounted for over 10% of total revenues.  As of February 29, 2016, six customers accounted for 81% of accounts receivable, the largest being 14%.  As of November 30, 2015, seven customers accounted for 90% of accounts receivable.

Vulnerability Due to Operations in the PRC

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

All of these contractual agreements are governed by the PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with the PRC law and any disputes would be resolved in accordance with the PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual agreements, which could make it difficult to exert effective control over Guangdong Gewang, and the ability of Gewang Selenium to conduct the Company’s business may be adversely affected.

9.

ISSUANCE OF COMMON STOCK

On January 18, 2016 the Company sold 12,000,000 shares of common stock to four individuals in a private offering.  None of the purchasers were affiliated with the Company. The purchase price for the shares was three RMB (approximately US$0.4561) per share, or a total of 36 million RMB (approximately US$5,473,200). The purchase price was paid by the investors to Guangdong Gewang, which is managed by the Company’s wholly-owned subsidiary and accounted for as a variable interest entity with respect to the Company.

10.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of February 29, 2016 and November 30, 2015, statements of income and cash flows for the three months ended February 29, 2016 and February 28, 2015.

Condensed Balance Sheets

ASSETS	February 29, 2016	November 30, 2015
	(Unaudited)

Investments in subsidiaries and VIE	$14,620,630	$8,977,483

TOTAL ASSETS	$14,620,630	$8,977,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$32,913	$33,375
Stockholder loans	177,674	156,866

Total current liabilities	210,587	190,241

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 57,500,000 and 45,500,000 shares issued and outstanding as of February 29, 2016 and November 30, 2015, respectively	57,500	45,500
Additional paid-in capital	11,986,943	6,525,743
Retained earnings	2,475,925	2,186,255
Statutory reserve fund	318,791	281,766
Other comprehensive (loss) income	(429,116)	(252,022)

Total stockholder’s equity	14,410,043	8,787,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,620,630	$8,977,483

Condensed Statements of Income

	Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investments in subsidiaries and VIE	$353,575	$348,518

Operating expenses:
General and administrative	(19,538)	(24,429)

Net income	$334,037	$324,089

Condensed Statements of Cash Flows

Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$334,037	$324,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(353,575)	(348,518)
Increase in accrued expenses and other liabilities	19,538	24,429

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$20,000	$25,417

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investments in subsidiaries and VIE” on the condensed balance sheets and the subsidiaries and VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” on the condensed statements of income.

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

There were no cash transactions in the US parent company during the three months ended February 29, 2016.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE were approximately $14,621,000 and $8,977,000 as of February 29, 2016 and November 30, 2015, respectively.

The Company’s operations and revenues are conducted and generated in the PRC, and all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to the PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

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

11.        SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 14, 2016, which is the date the consolidated financial statements were available to be issued.

On April 8, 2016 Shili Zhang transferred to his daughter, Mengdi Zhang, 9,500,000 shares of the Company’s common stock, representing 16.52% of the outstanding shares.  On April 8, 2016 Mr. Zhang resigned from his position as the Company’s Chief Executive Officer and from his position as a member of the Board of Directors and Chairman of the Board.

On April 8, 2016 the Registrant's Board of Directors elected Li Wang to fill the vacancy on the Board of Directors and to serve as Chairman of the Board, and was appointed to serve as the Company’s Chief Executive Officer.

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

The accounting effect of the VIE Agreements between Gewang Selenium and Guangdong Gewang is to cause the balance sheets and financial results of Guangdong Gewang to be consolidated with those of Gewang Selenium, with respect to which Guangdong Gewang is now a variable interest entity.  Since the parties to the VIE Agreements were both controlled before April 8, 2016 by Shili Zhang, who was the CEO of both Gewang Selenium and Guangdong Gewang, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Guangdong Gewang since its inception.

On April 8, 2016, Mr. Shili Zhang resigned from his position as the Chief Executive Officer and from his position as a member of the Board of Directors and Chairman of the Board. On the same day, the Board of Directors elected Li Wang to fill the vacancy on the Board of Directors and to serve as Chairman of the Board, and appointed Li Wang to serve as the Chief Executive Officer.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended February 29, 2016 and February 28, 2015, and the percentage changes between 2016 and 2015.

	February 29,	February 28,
	2016	2015	Change
	(US $)	(US $)%
Revenue	1,218,098	960,862	27%
Cost of Sales	(342,608)	(262,358)	31%
Gross profit	875,490	698,504	25%
Selling and marketing expenses	270,671	153,968	76%
General and administrative expenses	136,961	57,023	140%
Total operating expenses	407,632	210,991	93%
Income from operations	467,858	487,513	(4)%
Other income	6,256	2,440	156%
Income before provision for income taxes	474,114	489,953	(3)%
Provision for income taxes	123,416	122,987	0%
Net income before noncontrolling interests	350,698	366,966	(4)%
Noncontrolling interests	(18,512)	(18,448)	0%
Net income attributable to common stockholders	$ 332,186	$ 348,518	(5)%

Sales. Our sales increased to $1,218,098 for the three months ended February 29, 2016 from $960,862 for the three months ended February 28, 2015, an increase of $257,236 or 27%. Per unit prices remained stable, as the retail average unit selling price during the three months ended February 29, 2016 and February 28, 2015 was approximately $212 (RMB 1,380). Instead, in addition to the beneficial effects of our marketing efforts, the primary causes of the increase were:

•

Wholesales completed by our headquarter marketing personnel increased by $201,102 or 32%, primarily due to an increase in the number of sales personnel.

•

Retail sales increased by $56,134, or 17%, primarily because we opened a second store in Xiamen in June 2015, and  opened a third store in Changsha in October 2015,

The following table shows the source of our revenue in the comparable periods:

	Quarter ended Feb. 29, 2016		Quarter ended Feb. 28, 2015
	Sales	% of total	Sales	% of total
Office wholesale	$ 829,085	68%	$ 627,983	65%
Office retail	104,545	9%	143,565	15%
Changcheng retail store	116,868	10%	189,314	20%
Xiamen retail store	92,016	7%	--	0%
Changsha retail store	75,584	6%	--	0%
	$ 1,218,098	100%	$ 960,862	100%

Gross Profit.  After increasing over the past two fiscal years, the unit prices that we pay to our manufacturers stabilized in the first quarter of fiscal 2016. As a result, our gross margin was not significantly changed: 71.9% in the three months ended February 29, 2016 compared to 72.7% in the three months ended February 28, 2015. The reduction was attributable to the increased portion of our sales represented by wholesale, which has a lower selling price.

Selling expenses. Our selling expenses increased by 76% to $270,671 for the three months ended February 29, 2016 from $153,968 for the three months ended February 28, 2015. Our selling expenses will not increase in strict proportion to an increase in sales, because a large component of our selling expenses is a fixed license fee that we pay to the Shandong Academy of Agriculture for use of the selenium formulae developed by the Academy. On the other hand, our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In addition, one specific reason for the increase in our selling expenses was the opening of our retail stores in Xiamen and Changsha during the second half of fiscal year 2015.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 140% to $136,961 for the three months ended February 29, 2016 from $57,023 for the three months ended February 28, 2015. The largest components of our G&A expenses are the salaries of administrative personnel and government-mandated benefits provided to all of our staff. The change in G&A expenses from year to year occurred primarily as a result of the expansion of our business in the past year, as reflected in the growth of our sales.

Income from operations. Because our operating expenses increased at a faster rate than our gross profit during the three months ended February 29, 2016, our operating income decreased by 4%, to $467,858 in the three months ended February 29, 2016, from $487,513 in the three months ended February 28, 2015, despite the 25% increase in our gross profit.

As we have very little debt, our other income for the three months ended February 29, 2016 consisted of interest income earned on our bank balances of $4,768 and income from a trademark lease of $1,488. Our other income consisted entirely of interest income earned on our bank balances of $2,440 for the three months ended February 28, 2015. Our pre-tax income, therefore, was $474,114 and $489,953 for the three months ended February 29, 2016 and February 28, 2015, respectively.

Net income. Our provision for income taxes remained stable at $123,416 and $122,987 for the three months ended February 29, 2016 and February 28, 2015, respectively. Our effective tax rate was the same as the statutory rate of 25% for the above periods. After deducting the provision for income taxes, China Gewang reported net income before noncontrolling interests of $350,698 and $366,966 for the three months ended February 29, 2016 and February 28, 2015, respectively. Because the VIE Agreements assign to Gewang Selenium only 95% of the net income of Guangdong Gewang, we record a deduction for noncontrolling interests, after which our net income attributable to common stockholders was $332,186 ($0.01 per share) for the three months ended February 29, 2016 and $348,518 ($0.01 per share) for the three months ended February 28, 2015.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended February 29, 2016 and February 28, 2015, foreign currency translation adjustments of $(186,413) and $(20,177) respectively, have been reported as other comprehensive loss in the statements of income and other comprehensive income. The material negative adjustment during the three months ended February 29, 2016 was primarily due to devaluation of the PRC currency of approximately 3.5% in August 2015. Further devaluations could occur.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and sale of our common stock. As a result, at February 29, 2016, our only debt consisted of $185,917 in loans from a stockholder, which consisted of US Dollars loaned to pay our expenses in the U.S.

For the three months ended February 29, 2016, the increase in working capital was approximately equal to the sum of our net income for the same period and the proceeds of a private placement of common stock for $5,473,200. Our working capital as of February 29, 2016 was $14,460,519, which represented an increase of $5,570,815 during the three months then ended. The approximation of our net income to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

For the three months ended February 29, 2016, our investing activities consisted of the purchase of equipment for $78,567. Our investing cash flows for the three months ended February 28, 2015 consisted of the purchase of fixed assets for $732. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

For the three months ended February 29, 2016, our financing activities provided $5,473,200, which represented the proceeds of a private placement of common stock. Our financing cash flows were nil during the three months ended February 28, 2015.

During the three months ended February 29, 2016, although we recorded net income of $350,698, our operations produced only $301,548 in net cash. This difference occurred primarily because we increased our prepaid expenses by $67,910 and paid $90,631 to reduce our accrued expenses. These uses of cash were partially offset by a reduction of  $116,621 in inventory. Similarly, during the three months ended February 28, 2015 the increase in prepaid expenses of $111,690 and the increase in accounts receivable of $275,003 reduced the cash produced during that period to $(29,292), despite net income of $366,966.

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

Recent accounting pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 29, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 29, 2016.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s firstfiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended November 30, 2015.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

On January 18, 2016 the Company sold 12,000,000 shares of common stock to four individuals in a private offering.  None of the purchasers was affiliated with the Company. The purchase price for the shares was three Renminbi (approx. US$0.4561) per share, or a total of 36 million Renminbi (approx. US$5,473,200). The purchase price was paid by the investors to Guangdong Gewang Biotechnology Co., Ltd., which is managed by our wholly-owned subsidiary and accounted for as a variable interest entity with respect to the Registrant.

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

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2016.

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

Date: April 15, 2016

By: /s/ Li Wang

 Li Wang, Chief Executive Officer

By: /s/ Fengxia Wu

Fengxia Wu, Chief Financial and Accounting Officer