Form 10-Q
period 2016-05-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2016-07-15
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 2016

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

July 14, 2016 Common Voting Stock: 75,000,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MAY 31, 2016

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheets – May 31, 2016 and November 30, 2015

3

Consolidated Statements of Income and Comprehensive Income - for the

     Three and Six Month Periods Ended May 31, 2016 and 2015

5

Consolidated Statements of Changes in Stockholders’ Equity – for the

     Six Months Ended May 31, 2016

7

Consolidated Statements of Cash Flows - for the Six Months Ended

     May 31, 2016 and 2015

8

Notes to Consolidated Financial Statements

10

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

27

Item 3

Quantitative and Qualitative Disclosures about Market Risk

32

Item 4.

Controls and Procedures

32

Part II

Other Information

Item 1.

Legal Proceedings

33

Items 1A.

Risk Factors

33

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults upon Senior Securities

33

Item 4.

Mine Safety Disclosures

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	May 31,	November 30,
ASSETS	2016	2015
	(Unaudited)

Current assets:
Cash	$16,691,199	$8,669,034
Accounts receivable	3,598,376	267,868
Inventory	22,244	156,778
Prepaid expenses	1,547,652	201,369

Total current assets	21,859,471	9,295,049

Property, plant and equipment, net	117,433	65,860

Other assets:
Equity investment	1,874,927	-

TOTAL ASSETS	$23,851,831	$9,360,909

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	May 31,	November 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
	(Unaudited)

Current liabilities:
Accounts payable	$1,235,947	$-
Taxes payable	406,607	64,153
Accrued expenses and other payables	40,925	175,086
Loans from stockholder	218,069	166,106
Other payable - equity investment	1,000,000	-

Total current liabilities	2,901,548	405,345

Stockholders’ equity:
Common stock - $0.001 par value, 75,000,000 shares authorized, 75,000,000 and 45,500,000 shares issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	75,000	45,500
Additional paid-in capital	16,811,095	6,525,743
Retained earnings	4,016,081	2,270,416
Statutory reserve fund	443,757	281,766
Other comprehensive (loss)	(561,982)	(252,022)

Stockholders’ equity before noncontrolling interests	20,783,951	8,871,403

Noncontrolling interests	166,332	84,161

Total stockholders’ equity	20,950,283	8,955,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,851,831	$9,360,909

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	Three Months ended May 31,		Six Months ended May 31,
	2016	2015	2016	2015

Revenue	$5,437,183	$1,045,750	$6,655,281	$2,006,612
Cost of goods sold	(3,025,001)	(284,699)	(3,367,609)	(547,058)

Gross profit	2,412,182	761,051	3,287,672	1,459,554

Operating expenses:
Selling and marketing	649,302	174,677	919,973	328,645
General and administrative	122,978	131,230	259,939	188,253

Total operating expenses	772,280	305,907	1,179,912	516,898

Operating income	1,639,902	455,144	2,107,760	942,656

Other income:
Interest income	6,327	1,431	11,095	3,871
Other non-operating income	-	-	1,490	-

Total other income	6,327	1,431	12,585	3,871

Income before provision for income taxes	1,646,229	456,575	2,120,345	946,527
Provision for income taxes	$416,553	$114,623	$539,969	$237,610

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015

Equity in income of investee	$408,275	$-	$408,275	$-

Net income before noncontrolling interests	1,637,951	341,952	1,988,651	708,917
Noncontrolling interests	(62,483)	(15,474)	(80,995)	(32,077)

Net income attributable to common stockholders	1,575,468	326,478	1,907,656	676,840

Earnings per common share	$0.03	$0.01	$0.03	$0.02

Weighted average shares outstanding	60,543,478	37,456,522	55,882,514	36,489,011

Comprehensive income
Net income before noncontrolling interests	$1,637,951	$341,952	$1,988,651	$708,917
Foreign currency translation adjustment	(122,371)	25,735	(308,784)	5,558

Total comprehensive income	1,515,580	367,687	1,679,867	714,475
Comprehensive income attributable to noncontrolling interests	(72,978)	(16,760)	(82,171)	(32,355)

Net comprehensive income attributable to common stockholders	$1,442,602	$350,927	$1,597,696	$682,120

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2016 (UNAUDITED) (IN U.S. $)

	Common Stock	AdditionalPaid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income (Loss)	Total

Balance, November 30, 2015	45,500	6,525,743	2,270,416	84,161	281,766	(252,022)	8,955,564
Issuance of common stock	29,500	9,818,700	-	-	-	-	9,848,200
Equity in excess of purchase price of investee under common control	-	466,652	-	-	-	-	466,652
Net income	-	-	1,907,656	80,995	-	-	1,988,651
Statutory reserve	-	-	(161,991)	-	161,991	-	-
Other comprehensive income (loss)	-	-	-	1,176	-	(309,960)	(308,784)

Balance, May 31, 2016 (Unaudited)	75,000	16,811,095	4,016,081	166,332	443,757	(561,982)	20,950,283

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	2016	2015
Cash flows from operating activities:
Net income	$ 1,988,651	$ 708,917
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	24,761	13,915
(Income) from equity investment	(408,275)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,330,508)	(222,905)
Decrease (increase) in inventory	134,534	(46,444)
(Increase) in prepaid expenses	(1,346,283)	(35,401)
Increase (decrease) in accounts payable	1,235,947	(7,225)
(Decrease) in advances from customers	-	(56,930)
Increase in taxes payable	342,454	13,908
(Decrease) increase in accrued expenses and other payables	(82,198)	75,053

Net cash (used in) provided by operating activities	(1,440,917)	(442,888)
Cash flows from investing activities:
Purchase of equipment	(78,677)	(24,550)
Net cash (used in) investing activities	(78,677)	(24,550)

Cash flows from financing activities:
Proceeds from stockholder loans	-	38,106
Proceeds from sale of common stock	9,848,200	-
Net cash provided by financing activities	9,848,200	38,106

Effect of exchange rate changes on cash	(306,441)	5,558

Net change in cash	8,022,165	462,002
Cash, beginning	8,669,034	3,012,812
Cash, end	$ 16,691,199	$ 3,474,814

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

Six Months Ended May 31
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 264,032	$ 229,218
Noncash investing activities:
Payable for purchase of equity investment	$ 1,000,000	$ -
Additional paid-in capital - equity in excess of purchase price of investee under common control	$ 466,652	$ -
Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$ 52,190	$ 40,797

See accompanying notes to the consolidated financial statements

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016 AND 2015

(UNAUDITED) (IN U.S. $)

1.

ORGANIZATION

            Majority-owned subsidiary: Gewang Selenium

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

On January 8, 2015, the Company filed a certificate of amendment to its articles of incorporation to change its name from “Rich Star Development” to “China Gewang Biotechnology, Inc.”

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

Equity investment:  Guangdong Tianmei

On April 28, 2016, the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei.  Guangdong Tianmei was organized in May 2015, and is engaged in the business of distributing selenium-rich bottled water and also functions as a placement agent for a variety of products from various manufacturers, all within the PRC.  The investment agreement provided that Biotechnology International would pay US$1,000,000 to acquire a 30% interest in an Australian corporation to be formed, which would indirectly own all of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% of Tianmei Beverage Group Corporation Limited, an Australian corporation ("Tianmei Australia") was completed in May 2016, at which time Tianmei Australia acquired ownership, through subsidiaries, of Guangdong Tianmei.  The investment agreement provided that payment of the $1,000,000 purchase price was due on June 20, 2016, which was paid on June 17, 2016.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

China Gewang Biotechnology, Inc.
100%
Biotechnology International Holding Ltd. (BVI)
100%
30%
Hong Kong Gewang Holdings Group Limited (Hongkong)
Tianmei Beverage Group Corporation
Offshore
100%
Onshore
Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. (WFOE)
Shili Zhang
54%
Yun Zeng
28%
Wei Xu
18%
VIE Entrustment Agreements
Guangdong Gewang Biotechnology Co., Ltd.

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

The unaudited interim consolidated financial statements of the Company as of May 31, 2016, and for the three and six months ended May 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended May 31, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2016.

The Company uses the equity method of accounting for its equity investments.  The investments are under common control and can be significantly influenced.  Under the equity method, investments are carried at cost and increased or decreased by the Company’s pro-rata share of earnings or losses.  The carrying costs of these investments are also increased or decreased to reflect additional contributions or withdrawals of capital.  Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the liquidation of the investment.  Losses in excess of the investments are recorded when the Company is committed to provide additional financial support.  The Company uses the equity method for investment of 30% because the Company has the ability to exercise significant influence over these entities.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Variable interest entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

The following financial statement amounts and balances of Guangdong Gewang have been included in the accompanying consolidated financial statements:

	May 31, 2016	November 30, 2015
	(Unaudited)

TOTAL ASSETS	$21,976,575	$9,360,262

TOTAL LIABILITIES	$16,185,970	$5,240,643

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$1,250,901	$356,884	$1,619,907	$766,135

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

Foreign currency translations

Almost all of the Company assets are located in the PRC. The functional currency for the Company’s operations is the Renminbi (“RMB”).  The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The financial statements of the Company have been translated into US Dollars in accordance with FASB ASC Section 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2016	November 30, 2015
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1519	0.1561
	Three Months Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1537	0.1631

	Six Months Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1535	0.1629

Foreign currency translation adjustments of $(122,371) and $25,735 for the three months ended May 31, 2016 and 2015, respectively, and $(308,784) and $5,558 for the six months ended May 31, 2016 and 2015, respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

Although PRC government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US Dollars at that rate or any other rate.

The value of the RMB against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.  In August 2015, the PRC devalued its currency by approximately 3.5%; in January 2016 the PRC devalued its currency by an additional 0.5%.  Further devaluations of its currency could occur.

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

The Company’s revenues for the three and six months ended May 31, 2016 and 2015 were comprised as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Wholesale	$4,949,592	$670,393	$5,778,677	$1,298,376
Retail	487,591	375,357	876,604	708,236

	$5,437,183	$1,045,750	$6,655,281	$2,006,612

Shipping costs

Shipping costs incurred by the Company are recorded as selling expenses.  Shipping costs for the three and six months ended May 31, 2016 and 2015 were $24,427 and $10,160, respectively, and $39,453 and $19,480, respectively.

Advertising costs

Advertising costs are charged to operations when incurred.  For the three and six months ended May 31, 2016 and 2015, advertising expenses were $23,057 and $22,019, respectively, and $44,519 and $39,096, respectively.

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

As of May 31, 2016 and November 30, 2015, accounts receivable was $3,598,376 and $267,868, respectively. The Company believes that its accounts receivable are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, is valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of May 31, 2016 and November 30, 2015.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, equity investment, accounts payable, payable for equity investment, taxes payable, accrued liabilities and other payables, and loan from stockholder, approximated their fair values due to the short nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Prepaid expenses

Prepaid expenses primarily consist of promotion expenses, rent, advertising expenses and licensing fees.

Prepaid promotion expenses represent payments made to promotion companies for distributing products to retail stores.  In March 2016, the Company entered into agreements with 4 promotion companies.  Prepaid promotion expenses as of May 31, 2016 and November 30, 2015 were $1,391,200 and $0, respectively.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its products from an unrelated third party for five years from January 2011 to December 2015. On December 30, 2015, the Company renewed the license agreement for another five years to December 2020 at $91,137 (RMB 600,000) each year.  The related prepaid licensing fees of $53,163 and $7,805 were included in prepaid expenses on the balance sheets as of May 31, 2016 and November 30, 2015, respectively.  The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no payments remaining under this agreement as of May 31, 2016 and November 30, 2015.

Impairment of long-live assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the three and six months ended May 31, 2016 and 2015.

Statutory reserve fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The statutory reserve fund was $443,757 and $281,766 as of May 31, 2016 and November 30, 2015, respectively.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of May 31, 2016 and November 30, 2015, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 to 2014 remain open to examination by tax authorities in the PRC.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provisions for income tax in the United States have been made as the Company had no U.S. taxable income for the three and six months ended May 31, 2016 and 2015.

British Virgin Islands (“BVI”)

Biotechnology International is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Hong Kong Gewang is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

The People's Republic of China (“PRC”)

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

4.

RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $218,069 as of May 31, 2016 and $166,106 as of November 30, 2015 are reflected as loans from stockholder.

The Company entered into a promotion agreement with Guangdong Tianmei Selenium-Rich Beverage Chain Co., LTD, a related party (“Tianmei”).  Prepaid promotion expenses as of May 31, 2016 and November 30, 2015 were $26,576 and $0, respectively.

The Company entered into an agreement with Tianmei on June 10, 2015 to license the usage of the Company’s trademark for 10 years.  Trademark revenue recorded for the three and six months ended May 31, 2016 and 2015 were $0, $1,490, $0, and $0, respectively.  The future commitment is approximately $1,500 each year.

Equity investment

On April 28, 2016 the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei.  At that time, 88% of the equity in Guangdong Tianmei was owned by two individuals who together own 22% of the Company's outstanding shares. The investment agreement provided that Biotechnology International would pay US$1,000,000 to acquire a 30% interest in an Australian corporation to be formed, which would indirectly own all of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% Tianmei Australia was completed in May 2016, at which time Tianmei Australia acquired ownership, through subsidiaries, of Guangdong Tianmei.  The investment agreement provided that payment of the $1,000,000 purchase price was due on June 20, 2016, which was paid in full on June 17, 2016.

The net worth of Guangdong Tianmei at the time of the acquisition was $4,888,840, 30% of which is $1,466,652.  Because the Company and Guangdong Tianmei were under common control at the time of the acquisition, the $466,652 by which the Company's share of the net worth of Guangdong Tianmei exceeded the purchase price has been recorded as an increase to additional paid-in capital.

The changes in the equity investment are summarized as follows:

	May 31, 2016	November 30, 2015
	(Unaudited)

Initial investment	$1,466,652	$-
Pro rata share of net income	408,275	-

Investment, end of period/year	$1,874,927	$-

The following is a summary of results of operations of the investee for the period from April 29, 2016 to May 31, 2016:

Revenue	$3,084,190

Cost of revenue	$869,244

Expenses	$854,030

Net income	$1,360,916

5.

LEASES

The Company leases its warehouse and office space from an unrelated third party under a one-year operating lease, which expired on July 1, 2016.  The lease required the Company to prepay the total rent of $91,137 (RMB 600,000) in advance for one year.  On June 29, 2016, the Company renewed the lease, which recommenced on July 2, 2016 and expires on July 1, 2017.  The Company leases its Chancheng store from an unrelated third party.  The lease, which expired on August 31, 2015, required the Company to prepay the rent of $42,311 (RMB 276,000) in advance for one year.  The Company renewed this lease to August 31, 2016 and prepaid the rent of $55,188 (RMB 360,000) in advance for one year.  The Company leases its Xiamen store from an unrelated third party.  The lease expired on June 1, 2016 and had a renewal option.  The Company decided not to renew the lease.  The lease required the Company to prepay the rent of $55,188 (RMB 360,000) in advance for one year.  The Company also leases its Changsha store form an unrelated third party.  The lease, which expires on October 7, 2018, required the Company to prepay the rent of $63,798 (RMB 420,000) in advance for one year.  On May 26, 2016, the Company terminated the lease with a $0 settlement fee.  Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Rent expense for the three and six months ended May 31, 2016 and 2015 was $66,872 and $31,334, respectively, and $133,557 and $62,554, respectively.

6.

FIXED ASSETS

Fixed assets as of May 31, 2016 and November 30, 2015 are summarized as follows:

	2016	2015
	(Unaudited)

Electronic equipment	$85,807	$68,733
Motor vehicles	126,757	69,714
Office equipment	12,588	12,936

	225,152	151,383
Less: accumulated depreciation	(107,719)	(85,523)

Fixed assets - net	$117,433	$65,860

For the three and six months ended May 31, 2016 and 2015, depreciation expense was $14,653 and $7,465, respectively, and $24,761 and $13,915, respectively.

7.

INCOME TAXES

The provision for income taxes for the three and six months ended May 31, 2016 and 2015 consisted of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$416,553	$114,623	$539,969	$237,610
Deferred	-	-	-	-

	$416,553	$114,623	$539,969	$237,610

No provisions for income taxes in the United States have been made.  The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2016.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.  The tax years ended November 30, 2015, December 31, 2014, and 2013 remain open to examination by the IRS.

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

Major customers

For the three and six months ended May 31, 2016, six customers counted for 74% and three customers counted for 52% of total sales, respectively.  As of May 31, 2016, three customers accounted for 80% of accounts receivable, the largest being 34%.  As of November 30, 2015, seven customers accounted for 90% of accounts receivable.

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

9.

ISSUANCE OF COMMON STOCK

On January 18, 2016 the Company sold an aggregate of 12,000,000 shares of common stock to four individuals in a private offering.  None of the purchasers were affiliated with the Company. The purchase price for the shares was three RMB (approximately US$0.4561) per share, or a total of 36 million RMB (approximately US$5,473,200). The purchase price was paid by the investors to Guangdong Gewang, which is managed by the Company’s wholly-owned subsidiary and accounted for as a variable interest entity.

On May 16, 2016 the Company sold an aggregate of 17,500,000 shares of common stock to two entities in a private offering.  Neither of the purchasers were affiliated with the Company. The purchase price for the shares was US$0.25 per share, or a total of US$4,375,000. The purchase price was paid by the investors to Guangdong Gewang, which is managed by a wholly-owned subsidiary of the Company and accounted for as a variable interest entity.

10.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of May 31, 2016 and November 30, 2015, statements of income and cash flows for the three and six months ended May 31, 2016 and 2015.

Condensed Balance Sheets

ASSETS	May 31, 2016	November 30, 2015
	(Unaudited)

Other receivable from Guangdong Gewang	$14,848,200	$5,000,000
Investments in subsidiaries and VIE	5,999,738	3,977,483

TOTAL ASSETS	$20,847,938	$8,977,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$20,455	$33,375
Stockholder loans	209,864	156,866

Total current liabilities	230,319	190,241

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 75,000,000 and 45,500,000 shares issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	75,000	45,500
Additional paid-in capital	16,811,095	6,525,743
Retained earnings	3,849,749	2,186,255
Statutory reserve fund	443,757	281,766
Other comprehensive (loss) income	(561,982)	(252,022)

Total stockholder’s equity	20,617,619	8,787,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,847,938	$8,977,483

Condensed Statements of Income

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Share of earnings from investments in subsidiaries and VIE	$2,061,851	$355,353	$2,413,578	$730,145

Operating expenses:
General and administrative	(19,732)	(28,875)	(39,270)	(53,304)

Net income	$2,042,119	$326,478	$2,374,308	$676,841

Condensed Statements of Cash Flows

Six Months Ended
	May 31, 2016	May 31, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$2,374,308	$676,841
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(2,413,578)	(730,145)
Increase in accrued expenses and other liabilities	39,270	53,304

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$52,190	$40,797

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

There were no cash transactions in the US parent company during the six months ended May 31, 2016.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE were approximately $20,848,000 and $8,977,000 as of May 31, 2016 and November 30, 2015, respectively.

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

11.        SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through July 15, 2016, which is the date the consolidated financial statements were available to be issued.  Except for the issues discussed in Note 5, there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principles of Consolidation

China Gewang Biotechnology, Inc. is a holding company whose assets consist of (a) an indirect 100% ownership interest in Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. ("Gewang Selenium"), a wholly foreign owned entity organized under the laws of the People’s Republic of China ("PRC") on March 12, 2015, and (b) an indirect 30% ownership interest in Guangdong Tianmei Selenium-Rich Beverage Chain Co., Ltd. ("Guangdong Tianmei"), a corporation organized under the laws of the PRC in May 2015.

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

In May 2016, our wholly-owned subsidiary, Biotechnology International Holding Ltd. ("Biotechnology International"), purchased 30% of the outstanding shares of Tianmei Beverage Group Corporation Limited, an entity organized under the laws of Australia ("Tianmei Australia").  The purchase price was $1,000,000 payable to Guangdong Tianmei. On May 16, 2016 Tianmei Australia acquired all of the outstanding shares of Tianmei International Beverage Co., Ltd., which is organized in the British Virgin Islands ("Tianmei BVI").   Tianmei BVI, through its wholly owned subsidiary, a Hong Kong holding company, owns all of the equity of a wholly foreign-owned subsidiary organized in PRC, which wholly owns Guangdong Tianmei.  Guangdong Tianmei was organized in May 2015, and is engaged in the business of distributing selenium-rich bottled water as well as functioning as a placement agent for products from other manufacturers.

Results of Operations (Three Months)

The following table sets forth key components of our results of operations during the three months ended May 31, 2016 and 2015, and the percentage changes between 2016 and 2015.

	May 31,	May 31,
	2016	2015	Change
	(US $)	(US $)%
Revenue	$ 5,437,183	$ $ 1,045,750	$420%
Cost of Goods Sold	(3,025,001)	(284,699)	963%
Gross profit	2,412,182	761,051	217%
Selling and marketing expenses	649,302	174,677	272%
General and administrative expenses	122,978	131,230	(6%)
Total operating expenses	772,280	305,907	152%
Income from operations	1,639,902	455,144	260%
Other income	6,327	1,431	342%
Income before provision for income taxes and equity investment	1,646,229	456,575	261%
Provision for income taxes	416,553	114,623	263%
Equity in income of investee	408,275	-	100%
Net income before noncontrolling interests	1,637,951	341,952	379%
Noncontrolling interests	(62,483)	(15,474)	304%
Net income attributable to common stockholders	$ 1,575,468	$ 326,478	76%

Sales. Our sales sharply increased to $5,437,183 for the three months ended May 31, 2016 from $1,045,750 for the three months ended May 31, 2015, an increase of $4,391,433 or 420%. During the three months ended May 31, 2016, we signed agreements with four distributors to distribute selenium products to hundreds of retail stores, and we made sales of selenium products totaling $3,660,259 to these four distributors. In addition, the following factors also caused the increase in our sales:

•

Wholesales of selenium supplements/products to established customers by our headquarters marketing personnel increased by $4,312,386, or 643%, primarily due to an increase in the number of sales personnel.

•

The increase of retail sales by $115,047, or 31%, was primarily caused by the opening of a second store in Xiamen in June 2015 and a third store in Changsha in October 2015.

The following table shows the source of our revenue in the comparable periods:

	Quarter ended May 31, 2016		Quarter ended May 31, 2015
	Sales	% of total	Sales	% of total
Headquarters wholesale-Selenium supplements	$ 1,302,289	24%	$ 670,371	64%
Headquarters wholesale-Selenium products	3,680,468	67%	--	--
Headquarters retail store	141,039	3%	167,467	16%
Changcheng retail store	153,258	3%	207,912	20%
Xiamen retail store	107,695	2%	--	--
Changsha retail store	88,434	1%	--	--
	$ 5,473,183	100%	$ 1,045,750	100%

Gross Profit.  After increasing over the past two fiscal years, the unit prices that we pay to our manufacturers for the selenium supplements we have sold since entering the market stabilized in the second quarter of fiscal 2016. As a result, our gross margin for selenium supplements was not significantly changed: 71.6% in the three months ended May 31, 2016 compared to 72.8% in the three months ended May 31, 2015. However, we now market other selenium products, which we purchase from different vendors. These new products yielded a gross margin of only 31.6% for the three months ended May 31, 2016. The other selenium products to our sales caused a decrease in total gross margin to 44.4% for the three months ended May 31, 2016 from 72.8% for the three months ended May 31, 2015.

Selling expenses. Our selling expenses increased by 272% or 474,625 to $649,302 for the three months ended May 31, 2016 from $174,677 for the three months ended May 31, 2015. To obtain a strong distribution channel in a short time, we spent $385,213 as a promotion fee, which was classified as a selling expense for the three months ended May 31, 2016. In addition, our selling expenses also include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. Finally, another reason for the increase in our selling expenses was the opening of our retail stores in Xiamen and Changsha during the second half of fiscal year 2015.

General and administrative expenses. Our general and administrative (“G&A”) expenses decreased by 6% to $122,978 for the three months ended May 31, 2016 from $131,230 for the three months ended May 31, 2015. The largest components of our G&A expenses are the salaries of administrative personnel and government-mandated benefits provided to all of our staff.

Income from operations. Because the sharp increase in our sales generated a material increase in our gross profit, our operating income increased by 260%, to $1,639,902 for the three months ended May 31, 2016, from $455,144 for the three months ended May 31, 2015.

As we have very little debt, our other income for the three months ended May 31, 2016 and 2015 consisted entirely of interest income earned on our bank balances of $6,327 and $1,431, respectively. Our pre-tax income, therefore, was $1,646,229 and $456,575 for the three months ended May 31, 2016 and 2015, respectively.

Net income. Due to increase in net income, our provision for income taxes increased by 263% to $416,553 for the three months ended May 31, 2016 from $114,623 for the three months ended May 31, 2015. In each period, our effective tax rate was the same as the statutory rate of 25%.   After deducting the provision for income taxes and adding equity in income of investee, China Gewang reported net income before noncontrolling interests of $1,637,951 and $341,952 for the three months ended May 31, 2016 and 2015, respectively. Because the VIE Agreements assign to Gewang Selenium only 95% of the net income of Guangdong Gewang, we record a deduction for noncontrolling interests, after which our net income attributable to common stockholders was $1,575,468 ($0.03 per share) and $326,478 ($0.01 per share) for the three months ended May 31, 2016 and 2015, respectively.

Results of Operations (Six Months)

The following table sets forth key components of our results of operations during the six months ended May 31, 2016 and 2015, and the percentage changes between 2016 and 2015.

	May 31,	May 31,
	2016	2015	Change
	(US $)	(US $)%
Revenue	$ 6,655,281	$ $ 2,006,612	$232%
Cost of Sales	(3,367,609)	(547,058)	516%
Gross profit	3,287,672	1,459,554	125%
Selling and marketing expenses	919,973	328,645	180%
General and administrative expenses	259,939	188,253	38%
Total operating expenses	1,179,912	516,898	128%
Income from operations	2,107,760	942,656	124%
Other income	12,585	3,871	225%
Income before provision for income taxes	2,120,345	946,527	124%
Provision for income taxes	539,969	237,610	127%
Equity in income of investee	408,275	-	100%
Net income before noncontrolling interests	1,988,651	708,917	181%
Noncontrolling interests	(80,995)	(32,077)	153%
Net income attributable to common stockholders	$ 1,907,656	$ 676,840	182%

Sales. Our sales sharply increased to $6,665,281 for the six months ended May 31, 2016 from $2,006,612 for the six months ended May 31, 2015, an increase of $4,648,669 or 232%. In March 2016, we entered into agreements with four distributors to distribute selenium products to hundreds of retail stores, and we made total sales of $3,655,116 to those four distributors. In addition, the following factors also caused the increase in our sales:

•

Wholesales of selenium supplements/products to established customers completed by our headquarter marketing personnel increased by $4,480,301 or 345%, primarily due to an increase in the number of sales personnel.

•

Retail sales increased by $168,368, or 24%, primarily because we opened a second store in Xiamen in June 2015and a third store in Changsha in October 2015,

The following table shows the source of our revenue in the comparable periods:

	Six Months ended May 31, 2016		Six Months ended May 31, 2015
	Sales	% of total	Sales	% of total
Headquarters wholesale-selenium supplements	$ 2,123,561	32%	$ 1,298,376	65%
Headquarters wholesale- selenium products	3,655,116	55%	--	--
Headquarters retail store	244,758	4%	311,012	15%
Changcheng retail store	269,234	4%	397,223	20%
Xiamen retail store	199,097	3%	--	--
Changsha retail store	163,515	2%	--	--
	$ 6,655,281	100%	$ 2,006,612	100%

Gross Profit.  After increasing over the past two fiscal years, the unit prices that we pay to our manufacturers for the selenium supplements we have sold since entering the market stabilized during the six months ended May 31, 2016.

As a result, our gross margin for those selenium supplements remained stable at 72.7% during both the six months ended May 31, 2016 and the six months ended May 31, 2015. However, we now market other selenium products, which we purchase from different vendors. These new products yielded a gross margin of 31.6% for the six months ended May 31, 2016. The addition of these other selenium products to our sales caused a decrease in total gross margin to 49.4% for the six months ended May 31, 2016.

Selling expenses. Our selling expenses increased by 180% or $591,328 from $328,645 for the six months ended May 31, 2015 to $919,973 for the six months ended May 31, 2016. To obtain the new distribution channels in a short time, we spent approximately $385,000 in promotional fees, which was classified as a selling expense for the six months ended May 31, 2016. In addition, our selling expenses also include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. Finally, another reason for the increase in our selling expenses was the opening of our retail stores in Xiamen and Changsha during the second half of fiscal year 2015.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 38% to $259,939 for the six months ended May 31, 2016 from $188,253 for the six months ended May 31, 2015. The largest components of our G&A expenses are the salaries of administrative personnel and government-mandated benefits provided to all of our staff. The change in G&A expenses from year to year occurred primarily as a result of the expansion of our business in the past year, as reflected in the growth of our sales.

Income from operations. As a result of the sharp increase in our sales generating a material increase in our gross profit, our operating income increased by 124%, to $2,107,760 during the six months ended May 31, 2016, from $942,656 during the six months ended May 31, 2015.

As we have very little debt, our other income for the six months ended May 31, 2016 consisted of interest income earned on our bank balances of $11,095 and income from a trademark lease of $1,490. Our other income consisted entirely of interest income earned on our bank balances of $3,871 for the six months ended May 31, 2015. Our pre-tax income, therefore, was $2,120,345 and $946,527 for the six months ended May 31, 2016 and 2015, respectively.

Net income. Due to increase in net income, our provision for income taxes increased by 127% to $539,969 for the six months ended May 31, 2016 from $237,610 for the six months ended May 31, 2015. In each period, our effective tax rate was the same as the statutory rate of 25%. After deducting the provision for income taxes and adding pro-rata income from equity investment, China Gewang reported net income before noncontrolling interests of $1,988,651 and $708,917 for the six months ended May 31, 2016 and 2015, respectively. Because the VIE Agreements assign to Gewang Selenium only 95% of the net income of Guangdong Gewang, we record a deduction for noncontrolling interests, after which our net income attributable to common stockholders was $1,907,656 ($0.03 per share) and $676,840 ($0.0 per share) for the six months ended May 31, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended May 31, 2016 and 2015, foreign currency translation adjustments of $(122,371) and $25,735, respectively, and $(308,784) and $5,558, respectively, have been reported as other comprehensive loss in the consolidated statement of changes in stockholders’ equity. The material negative adjustment during three and six months ended May 31, 2016 was primarily due to devaluation of the PRC currency of approximately 3.5% in August 2015 and a further devaluation of 0.5% in January 2016. Further devaluations could occur.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and sale of our common stock. As a result, at May 31, 2016, our only debt consisted of (a) $218,069 in loans from a stockholder, which consisted of US Dollars loaned to pay our expenses in the U.S., and (b) the $1,000,000 purchase price of our interest in Guangdong Tianmei, which was payable on June 20, 2016

For the six months ended May 31, 2016, the increase in working capital was approximately equal to the sum of our net income for the period and the proceeds of two private placements of common stock for a total of$ 9,848,200. Our working capital as of May 31, 2016 was $18,957,923, which represented an increase of $10,068,219 during the six months then ended. The approximation of our net income to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

For the six months ended May 31, 2016, our investing activities consisted of the purchase of equipment for $78,677. Our investing cash flows for the six months ended May 31, 2015 consisted of the purchase of fixed assets for $24,550. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

For the six months ended May 31, 2016, our financing activities provided $9,848,200, which represented the proceeds of two private placements of our common stock. Our financing activities provided $38,106 which represented the proceeds from stockholder loan for the six months ended May 31, 2015.

During the six months ended May 31, 2016, although we recorded net income of $1,988,651, our operations used $1,440,917 in net cash. This difference occurred primarily due to the increase in our accounts receivable and prepaid expenses by $3,330,508 and $1,346,128, respectively. In addition, our accounts payable also increased by $1,235,947. Similarly, during the six months ended May 31, 2015 the increase in prepaid expenses of $35,401 and the increase in accounts receivable of $222,905 reduced the cash produced during that period to $442,888, despite net income of $708,917.

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

Except for the foregoing ASU, there were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2016.

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

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

On May 16, 2016 the Company sold an aggregate of 17,500,000 shares of common stock to two entities in a private offering.  Neither of the purchasers was affiliated with the Company. The purchase price for the shares was US$0.25 per share, or a total of US$4,375,000. The purchase price was paid by the investors to Guangdong Gewang Biotechnology Co., Ltd., which is managed by a wholly-owned subsidiary of the Company and accounted for as a variable interest entity with respect to the Company.

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

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2016.

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

           CHINA GEWANG BIOTECHNOLOGY, INC.

Date: July 15, 2016

By: /s/ Li Wang

 Li Wang, Chief Executive Officer

By: /s/ Ming Cheng

Ming Cheng, Chief Financial and Accounting Officer