Form 10-Q
period 2016-08-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2016-10-14
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2016

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

October 14, 2016

Common Voting Stock: 75,000,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED AUGUST 31, 2016

TABLE OF CONTENTS

Page No

Part I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated Balance Sheets – August 31, 2016 and November 30, 2015

3

Consolidated Statements of Income and Comprehensive Income - for the

     Three and Nine Month Periods Ended August 31, 2016 and 2015

4

Consolidated Statements of Changes in Stockholders’ Equity – for the

     Nine Months Ended August 31, 2016

6

Consolidated Statements of Cash Flows - for the Nine Months Ended

     August 31, 2016 and 2015

7

Notes to Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition and

     Results of Operations

25

Item 3

Quantitative and Qualitative Disclosures about Market Risk

31

Item 4.

Controls and Procedures

31

Part II

Other Information

Item 1.

Legal Proceedings

31

Items 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults upon Senior Securities

32

Item 4.

Mine Safety Disclosures

32

Item 5.

Other Information

32

Item 6.

Exhibits

32

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	August 31,	November 30,
ASSETS	2016	2015
	(Unaudited)
Current assets:
Cash	$ 9,785,095	$ 8,669,034
Accounts receivable	12,471,292	267,868
Inventory	122,062	156,778
Prepaid expenses	5,800,239	201,369

Total current assets	28,178,688	9,295,049

Property, plant and equipment, net	117,459	65,860

Other assets:
Equity investment	3,610,293	-

TOTAL ASSETS	$ 31,906,440	$ 9,360,909

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 4,258,281	$ -
Deferred revenue	85,323	-
Taxes payable	1,154,629	64,153
Accrued expenses and other payables	149,984	175,086
Loans from stockholder	256,044	166,106

Total current liabilities	5,904,261	405,345

Stockholders' equity:
Common stock -$0.001 par value, 100,000,000 and
75,000,000 shares authorized, 75,000,000 and 45,500,000
shares issued and outstanding as of August 31, 2016 and
November 30, 2015, respectively	75,000	45,500
Additional paid-in capital	16,980,102	6,525,743
Retained earnings	8,906,176	2,270,416
Statutory reserve fund	762,555	281,766
Other comprehensive (loss)	(906,382)	(252,022)

Stockholders' equity before noncontrolling interests	25,817,451	8,871,403
Noncontrolling interests	184,728	84,161

Total stockholders' equity	26,002,179	8,955,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,906,440	$ 9,360,909

 See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	Three Months ended		Nine Months ended
	August 31,		August 31,
	2016	2015	2016	2015

Revenue	$ 18,588,296	$ 1,066,381	$ 25,243,577	$ 3,072,993
Cost of goods sold	(11,150,902)	(350,488)	(14,518,511)	(897,546)
Gross profit	7,437,394	715,893	10,725,066	2,175,447
Operating expenses
Selling and marketing	2,315,620	212,242	3,235,593	540,887
General and administrative	235,273	120,383	495,212	308,637
Total operating expenses	2,550,893	332,625	3,730,805	849,524
Operating income	4,886,501	383,268	6,994,261	1,325,923
Other income (expense):
Interest income	5,246	4,316	16,341	8,187
Other non-operating income	-	-	1,481	-
Other non-operating expense	(4,835)	-	(4,835)	-
Total other income	411	4,316	12,987	8,187
Income before provision for income taxes	4,886,912	387,584	7,007,248	1,334,110
Provision for income taxes	$ 1,230,889	$ 100,544	$ 1,770,858	$ 338,154

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
Equity in income of investee	$ 1,735,366	$ -	$ 2,143,641	$ -

Net income before noncontrolling interests	5,391,389	287,040	7,380,031	995,956
Noncontrolling interests	(166,925)	(13,574)	(247,920)	(45,651)

Net income attributable to common stockholders	5,224,464	273,466	7,132,111	950,305

Earnings per common share	$ 0.07	$ 0.01	$ 0.11	$ 0.02

Weighted average shares outstanding	75,000,000	45,500,000	62,278,182	39,514,598

Comprehensive income
Net income before noncontrolling interests	$ 5,391,389	$ 287,040	$ 7,380,031	$ 995,956
Foreign currency translation adjustment	(338,017)	(314,805)	(646,801)	(317,904)

Total comprehensive income	5,053,372	(27,765)	6,733,230	678,052
Comprehensive income attributable to noncontrolling interests	(18,396)	4,916	(100,567)	(37,272)

Net comprehensive income attribuatable to common stockholders	$ 5,034,976	$ (22,849)	$ 6,632,663	$ 640,780

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31, 2016 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Compre- hensive Income (Loss)	Total

Balance, November 30, 2015	$ 45,500	$ 6,525,743	$ 2,270,416	$ 84,161	$ 281,766	$ (252,022)	$ 8,955,564
Issuance of common stock	29,500	9,818,700	-	-	-	-	9,848,200
Equity in excess of purchase price of investee under common control	-	466,652	-	-	-	-	466,652
Acquisition of VIE non-controlling interest	-	169,007	17,709	(159,088)	(15,562)	(13,533)	(1,467)
Net income	-	-	7,114,402	265,629	-	-	7,380,031
Statutory reserve	-	-	(496,351)	-	496,351	-	-
Other comprehensive income (loss)	-	-	-	(5,974)	-	(640,827)	(646,801)

Balance, August 31, 2016 (Unaudited)	$ 75,000	$ 16,980,102	$ 8,906,176	$ 184,728	$ 762,555	$ (906,382)	$ 26,002,179

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

	Nine Months Ended
	August 31,
	2016	2015
Cash flows from operating activities:
Net income	$ 7,380,031	$ 995,956
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	39,616	22,656
(Income) from equity investment	(2,143,641)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,203,424)	(292,594)
Decrease (increase) in inventory	34,716	(103,253)
(Increase) in prepaid expenses	(5,598,870)	(137,847)
Increase (decrease) in accounts payable	4,258,281	(7,225)
Increase in deferred revenue	85,323	-
(Decrease) in advances from customers	-	(56,930)
Increase in taxes payable	1,090,476	3,804
(Decrease) increase in accrued expenses and other payables	64,836	115,668

Net cash (used in) provided by operating activities	(6,992,656)	540,235
Cash flows from investing activities:
Purchase of equipment	(94,953)	(34,991)
Payment for investment	(1,002,944)	-
Net cash (used in) investing activities	(1,097,897)	(34,991)
Cash flows from financing activities:
Proceeds from stockholder loans	-	56,415
Proceeds from sale of common stock	9,848,200	5,000,000
Net cash provided by financing activities	9,848,200	5,056,415
Effect of exchange rate changes on cash	(641,586)	(317,979)
Net change in cash	1,116,061	5,243,680
Cash, beginning	8,669,034	3,012,812
Cash, end	$ 9,785,095	$ 8,256,492

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015 (UNAUDITED) (IN U.S. $)

Nine Months Ended
August 31,
	2016	2015
Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ 912,072	$ 338,735

Additional paid-in capital - equity in excess of purchase price
of investee under common control	$ 466,652	$ -

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$ 88,817	$ 56,415

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

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

On July 20, 2016 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation.  The Certificate of Amendment increased the number of authorized shares of common stock from 75 million to 100 million.

Majority-owned subsidiary: Gewang Selenium

As a result of the transaction with Biotechnology International, the Company owns all of the issued and outstanding common stock of Hong Kong Gewang Holdings Group Limited (“Hong Kong Gewang”), a wholly-owned subsidiary of Biotechnology International, which in turn owns all of the issued and outstanding common stock of Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. (“Gewang Selenium”).  Before August 8, 2016, the Company effectively and substantially controlled Guangdong Gewang Biotechnology Co., Ltd. (“Guangdong Gewang”) through a series of captive agreements between Guangdong Gewang and Gewang Selenium. Guangdong Gewang, incorporated under the laws of the People’s Republic of China (“PRC”) on June 2010, is primarily engaged in the sale of selenium supplements within the PRC.  It is a member of the Chinese Selenium Supplements Association.

On July 13, 2016, Gewang Selenium exercised its option to purchase all of the registered equity of Guangdong Gewang.  The purchase price paid for the equity was RMB10,000 (approximately $1,519).  The equity was purchased from Shili Zhang, Yun Zeng and Wei Xu. Shili Zhang was the Company’s CEO until April 8, 2016 and is the father of Mengdi Zhang, who owned 12.7% of the Company's outstanding common stock at the time of the sale on July 13, 2016.  The other two sellers are not affiliated with the Company.

Upon application to the provincial government for registration of the transfer of equity, the Company was informed that Gewang Selenium would not be permitted to own 100% of Guangdong Gewang.  Therefore the parties modified the exercise of the option to provide that Gewang Selenium would purchase only 98% of the registered equity of Guangdong Gewang. The purchase price paid for the equity was RMB 9,800 (approximately $1,500).  The remaining 2% of the registered equity was then sold by Yun Zeng to Haiping Wu for a price of RMB 200,000 (approximately $30,400), which equaled 2% of the registered equity of Guangdong Gewang. Haiping Wu is a Director of Guangdong Gewang. The acquisition, as modified, was then approved by the provincial government on August 8, 2016.

Prior to the acquisition, Gewang Selenium controlled Guangdong Gewang through a series of contractual agreements, which made Guangdong Gewang a variable interest entity, the effect of which was to cause the balance sheet and operating results of Guangdong Gewang to be consolidated with those of Gewang Selenium in the Company's financial statements.  As a result of the acquisition by Gewang Selenium of registered ownership of Guangdong Gewang, the balance sheet and operating results of Guangdong Gewang will hereafter continue to be consolidated with those of Gewang Selenium as its majority-owned subsidiary.  The previous non-controlling interest was reclassified to additional paid-in-capital.

Equity investment:  Guangdong Tianmei

On April 28, 2016, the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei Selenium-Rich Beverage Chain Co., Ltd. (“Guangdong Tianmei”).  Guangdong Tianmei was organized in May 2015, and is engaged in the business of distributing selenium-rich bottled water. Guangdong Tianmei also functions as a placement agent for a variety of products from various manufacturers, all within the PRC.   The investment agreement provided that Biotechnology International would pay US$1,000,000 to acquire a 30% interest in an Australian corporation to be formed, which would indirectly own all of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% of Tianmei Beverage Group Corporation Limited, an Australian corporation ("Tianmei Australia"), was completed in May 2016, at which time Tianmei Australia acquired ownership, through subsidiaries, of Guangdong Tianmei.  The investment agreement provided that payment of the $1,000,000 purchase price was due on June 20, 2016. Payment in full was made on June 17, 2016.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include those of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of August 31, 2016, and for the three and nine months ended August 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended August 31, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2016.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	August 31, 2016	November 30, 2015
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1497	0.1561
	Three Months Ended
	August 31, 2016	August 31, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1506	0.1618

	Nine Months Ended
	August 31, 2016	August 31, 2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1525	0.1624

Foreign currency translation adjustments of $(338,017) and $(314,805) for the three months ended August 31, 2016 and 2015, respectively, and $(646,801) and $(317,904) for the nine months ended August 31, 2016 and 2015, respectively, have been reported as other comprehensive income (loss).  Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

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

During the three months ended August 31, 2016, the Company commenced franchising the use of the Company's trademark, name identification and other business resources. The franchisee is required to pay franchise fees and management fees to the Company. Franchise fees are recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company.

The Company’s revenues for the three and nine months ended August 31, 2016 and 2015 were comprised as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Wholesale	$ 17,244,934	$ 875,340	$ 23,026,125	$ 2,173,717
Retail	1,312,332	191,041	2,186,352	899,276
Franchise	31,030	-	31,100	-

	$ 18,588,296	$ 1,066,381	$ 25,243,577	$ 3,072,993

Shipping costs

Shipping costs incurred by the Company are recorded as selling expenses.  Shipping costs for the three and nine months ended Aug 31, 2016 and 2015 were $31,573 and $11,357, respectively, and $71,026 and $30,837, respectively.

Advertising costs

Advertising costs are charged to operations when incurred.  For the three and nine months ended August 31, 2016 and 2015, advertising expenses were $251,411 and $21,804, respectively, and $295,926 and $60,900, respectively.

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

As of August 31, 2016 and November 30, 2015, accounts receivable were $12,471,292 and $267,868, respectively. The Company believes that its accounts receivable are fully collectable and determined that an allowance for doubtful accounts was not necessary.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, is valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of August 31, 2016 and November 30, 2015.

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs -	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs -	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs -	Inputs based on valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

Prepaid promotion expenses represent payments made to resellers for distributing products to retail stores.  In March 2016, the Company entered into agreements with four resellers. In June and July 2016, the Company entered into agreements with another two resellers.  Prepaid promotion expenses as of August 31, 2016 and November 30, 2015 were $5,409,200 and $0, respectively.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its products from an unrelated third party for five years from January 2011 to December 2015. On December 30, 2015, the Company renewed the license agreement for another five years to December 2020 for $90,360 (RMB 600,000) each year.  The related prepaid licensing fees of $29,940 and $7,805 were included in prepaid expenses on the balance sheets as of August 31, 2016 and November 30, 2015, respectively.  The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no payments remaining under this agreement as of August 31, 2016 and November 30, 2015.

Impairment of long-live assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the three and nine months ended August 31, 2016 and 2015.

Statutory reserve fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital.  The statutory reserve fund was $762,555 and $281,766 as of August 31, 2016 and November 30, 2015, respectively. As of August 31, 2016, the required statutory reserve funds have been fully funded.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of August 31, 2016 and November 30, 2015, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities.  The tax years of 2013 and 2014 remain open to examination by tax authorities in the PRC.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provisions for income tax in the United States have been made as the Company had no U.S. taxable income for the three and nine months ended August 31, 2016 and 2015.

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

4.

RELATED PARTY TRANSACTIONS

The Company obtained demand loans from one of its stockholders which are non-interest bearing.  The loans of $256,044 as of August 31, 2016 and $166,106 as of November 30, 2015 are reflected as loans from stockholder.

The Company entered into a promotion agreement with Guangdong Tianmei, a related party.  Prepaid promotion expenses as of August 31, 2016 and November 30, 2015 were $122,874 and $0, respectively.

The Company entered into an agreement with Guangdong Tianmei on June 10, 2015 to license the usage of the Company’s trademark for 10 years.  Trademark revenue recorded for the three and nine months ended August 31, 2016 and 2015 were $0, $1,481, $0, and $0, respectively.  The future commitment is approximately $1,500 each year.

Equity investment

On April 28, 2016 the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei.  At that time, 88% of the equity in Guangdong Tianmei was owned by two individuals who together owned 22% of the Company's outstanding shares. The investment agreement provided that Biotechnology International would pay US$1,000,000 to acquire a 30% interest in an Australian corporation to be formed, which would indirectly own all of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% Tianmei Australia was completed in May 2016, at which time Tianmei Australia acquired ownership, through subsidiaries, of Guangdong Tianmei.  The investment agreement provided that payment of the $1,000,000 purchase price was due on June 20, 2016. Payment in full was made on June 17, 2016.

The net worth of Guangdong Tianmei at the time of the acquisition was $4,888,840, 30% of which was $1,466,652.  Because the Company and Guangdong Tianmei were under common control at the time of the acquisition, the $466,652 by which the Company's share of the net book value of Guangdong Tianmei exceeded the purchase price has been recorded as an increase to additional paid-in capital.

The changes in the equity investment are summarized as follows:

	August 31, 2016	November 30, 2015
(Unaudited)

Initial investment	$ 1,466,652	$ -
Pro rata share of net income	2,143,641	-

Investment, end of period/year	$ 3,610,293	$ -

The following is a summary of results of operations of the investee for the period from the acquisition date to August 31, 2016:

Revenue	$19,041,844

Cost of revenue	$7,414,162

Expenses	$4,482,212

Net income	$7,145,470

5.

LEASES

The Company leases its warehouse and office space from an unrelated third party under a one-year operating lease, which expired on July 1, 2016. The lease required the Company to prepay the total rent of $89,813 (RMB 600,000) in advance for one year.  On June 29, 2016, the Company renewed the lease, which commenced on July 2, 2016 and expires on July 1, 2017.

The following leases terminated during the reporting period:

•

The Company leased its Chancheng store from an unrelated third party.  The lease, which expired on August 31, 2015, required the Company to prepay the rent of $41,314 (RMB 276,000) in advance for one year.  The Company renewed this lease to August 31, 2016 and prepaid the rent of $53,888 (RMB 360,000) in advance for one year.  On May 31, 2016, the Company terminated the lease with a $4,576 settlement fee.

•

The Company leased its Xiamen store from an unrelated third party.  The lease expired on June 1, 2016 and had a renewal option but the Company decided not to renew the lease.

•

The Company leased its Changsha store form an unrelated third party.  The lease, which expires on October 7, 2018, required the Company to prepay the rent of $62,869 (RMB 420,000) in advance for one year.  On May 31, 2016, the Company terminated the lease with a $0 settlement fee.

The following leases remained in effect at August 31, 2016:

•

The Company leases its flagship store in Guangzhou from an unrelated third party.  The lease commenced on June 1, 2016 and expires on May 31, 2017. The lease required the Company to prepay the rent of $143,701 (RMB 960,000) in advance for one year.  The Company fully paid the rent in June 2016.

•

The Company leases its Foshan store, Longyan store and Zhuzhou store from three unrelated third parties. All these three leases commenced on June 1, 2016 and expires on May 31, 2017. These three leases each require the Company to prepay the rent of $62,869 (RMB 420,000) in advance for one year. The Company fully paid the rent in June 2016.  Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

Prepaid lease payments totaled $324,077 and $179,515 at August 31, 2016 and November 30, 2015, respectively. Rent expense for the three and nine months ended August 31, 2016 and 2015 was $106,692 and $55,186, respectively, and $240,249 and $117,740, respectively.

6.

FIXED ASSETS

Fixed assets as of August 31, 2016 and November 30, 2015 are summarized as follows:

	2016	2015
	(Unaudited)
Electronic equipment	$ 101,024	$ 68,733
Motor vehicles	124,916	69,714
Office equipment	12,405	12,936

	238,345	151,383
Less: accumulated depreciation	(120,886)	(85,523)

Fixed assets - net	$ 117,459	$ 65,860

For the three and nine months ended August 31, 2016 and 2015, depreciation expense was $14,855 and $8,741, respectively, and $39,616 and $22,656, respectively.

7.

INCOME TAXES

The provision for income taxes for the three and nine months ended August 31, 2016 and 2015 consisted of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$1,230,889	$100,544	$1,770,858	$338,154
Deferred	-	-	-	-

	$1,230,889	$100,544	$1,770,858	$338,154

No provisions for income taxes in the United States have been made.  The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2016.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties.  The tax years ended November 30, 2015, December 31, 2014, and 2013 remain open to examination by the IRS.

The Company did not file on time its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the short year tax return ended November 30, 2015 required to be filed as a result of the change in fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

8.

CONCENTRATION OF CREDIT AND BUSINESS RISKS

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three and nine months ended August 31, 2016, three customers counted for 56% and five customers counted for 67% of total sales, respectively.  As of August 31, 2016, three customers accounted for 65% of accounts receivable, the largest being 39%.  As of November 30, 2015, seven customers accounted for 90% of accounts receivable.

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

9.

ISSUANCE OF COMMON STOCK

On January 18, 2016 the Company sold an aggregate of 12,000,000 shares of common stock to four individuals in a private offering.  None of the purchasers were affiliated with the Company. The purchase price for the shares was three RMB (approximately US$0.4561) per share, or a total of 36 million RMB (approximately US$5,473,200). The purchase price was paid by the investors to Guangdong Gewang, which is managed by the Company’s wholly-owned subsidiary and accounted for as a variable interest entity at that time.

On May 16, 2016 the Company sold an aggregate of 17,500,000 shares of common stock to two entities in a private offering.  Neither of the purchasers was affiliated with the Company. The purchase price for the shares was US$0.25 per share, or a total of US$4,375,000.  The purchase price was paid by the investors to Guangdong Gewang, which was managed by a wholly-owned subsidiary of the Company and accounted for as a variable interest entity at that time.

10.

PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of August 31, 2016 and November 30, 2015, and statements of income and cash flows for the three and nine months ended August 31, 2016 and 2015.

Condensed Balance Sheets

	August 31,	November 30,
ASSETS	2016	2015
	(Unaudited)

Other receivable from Guangdong Gewang	$ 14,848,200	$ 5,000,000
Investment in subsidiaries and VIE	10,995,110	3,977,483

TOTAL ASSETS	$ 25,843,310	$ 8,977,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$ 32,913	$ 33,375
Stockholder loans	177,674	156,866

Total current liabilities	210,587	190,241
Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 75,000,000 and 45,500,000 shares
issued and outstanding as of August 31, 2016 and
November 30, 2015, respectively	75,000	45,500
Additional paid-in capital	16,980,102	6,525,743
Retained earnings	8,721,448	2,186,255
Statutory reserve fund	762,555	281,766
Other comprehensive (loss) income	(906,382)	(252,022)

Total stockholders' equity	25,632,723	8,787,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,843,310	$ 8,977,483

Condensed Statements of Income

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investments in subsidiaries and VIE	$ 5,261,122	$ 287,814	$ 7,208,038	$ 1,017,958

Operating expenses:
General and administrative	(36,657)	(14,348)	(75,927)	(67,652)

Net income	$ 5,224,465	$ 273,466	$ 7,132,111	$ 950,306

Condensed Statements of Cash Flows

Nine Months Ended
August 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$ 7,132,111	$ 950,306
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Share of earnings from investment in subsidiaries
and VIE	(7,208,038)	(1,017,958)
Increase in accrued expenses and other liabilities	75,927	67,652

Net cash provided by (used in) operating activities	-	-
Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

Noncash financing activities:
Payments of accrued expenses and other payables
by shareholder	$ 88,817	$ 56,415

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

There were no cash transactions in the US parent company during the nine months ended August 31, 2016.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiaries and the VIE were approximately $25,843,000 and $8,977,000 as of August 31, 2016 and November 30, 2015, respectively.

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

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the Company’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by its subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries exceed 25% of the consolidated net assets of the Company.

11.

SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through October 14, 2016, which is the date the consolidated financial statements were available to be issued.  There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principles of Consolidation

China Gewang Biotechnology, Inc. is a holding company whose assets consist of (a) an indirect 98% ownership interest in Guangdong Gewang Biotechnology Co., Ltd. ("Guangdong Gewang"), a wholly foreign owned entity organized under the laws of the People’s Republic of China ("PRC") in June 2010, and (b) an indirect 30% ownership interest in Guangdong Tianmei Selenium-Rich Beverage Chain Co., Ltd. ("Guangdong Tianmei"), a corporation organized under the laws of the PRC in May 2015.   Guangdong Gewang is primarily engaged in the sale of selenium supplements within the PRC, and is a member of the Chinese Selenium Supplements Association. Guangdong Tianmei is engaged in the business of distributing selenium-rich bottled water, as well as functioning as a placement agent for products from other manufacturers.

Before August 8, 2016, the Company effectively and substantially controlled Guangdong Gewang through a series of captive agreements made on April 6, 2015 between Guangdong Gewang and its equity owners and Gewang Selenium Enrichment Information Consulting (Shenzhen) Co., Ltd. ("Gewang Selenium"), our wholly-owned subsidiary. On July 13, 2016, Gewang Selenium exercised its option to purchase all of the registered equity of Guangdong Gewang.  The purchase price paid for the equity was RMB10,000 (approximately $1,519).  The equity was purchased from Shili Zhang, Yun Zeng and Wei Xu. Shili Zhang was the Company’s CEO until April 8, 2016 and is the father of Mengdi Zhang, who owned 12.7% of the Company's outstanding common stock at the time of the sale on July 13, 2016.  The other two sellers are not affiliated with the Company.

Upon application to the provincial government for registration of the transfer of equity, the Company was informed that Gewang Selenium would not be permitted to own 100% of Guangdong Gewang. Therefore the parties modified the exercise of the option to provide that Gewang Selenium would purchase only 98% of the registered equity of Guangdong Gewang. The purchase price paid for the equity was RMB 9,800 (approximately $1,500). The remaining 2% of the registered equity was then sold by Yun Zeng to Haiping Wu for a price of RMB 200,000 (approximately $30,400), which equaled 2% of the registered equity of Guangdong Gewang. Haiping Wu is a Director of Guangdong Gewang. The acquisition, as modified, was then approved by the provincial government on August 8, 2016.

Prior to the acquisition, Gewang Selenium controlled Guangdong Gewang through a series of contractual agreements, which made Guangdong Gewang a variable interest entity, the effect of which was to cause the balance sheet and operating results of Guangdong Gewang to be consolidated with those of Gewang Selenium in the Company's financial statements.  As a result of the acquisition by Gewang Selenium of the registered ownership of Guangdong Gewang, the balance sheet and operating results of Guangdong Gewang will hereafter continue to be consolidated with those of Gewang Selenium as its majority-owned subsidiary. The previous non-controlling interest was reclassified to additional paid-in-capital.

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

Results of Operations

The following table sets forth key components of our results of operations during the three and nine months ended August 31, 2016 and 2015, and the percentage changes between 2016 and 2015.

Three months ended August 31, 2016

	Aug. 31,	Aug. 31,
	2016	2015	Change
	(US $)	(US $)%
Revenue	$ 18,588,296	$1,066,381	1,643%
Cost of Goods Sold	(11,150,902)	(350,488)	3,082%
Gross profit	7,437,394	715,893	939%
Selling and marketing expenses	2,315,620	212,242	991%
General and administrative expenses	235,273	120,383	95%
Total operating expenses	2,550,893	332,625	667%
Income from operations	4,886,501	383,268	1,175%
Other income (net)	411	4,316	(90%)
Income before provision for income taxes and equity investment	4,886,912	387,584	1,161%
Provision for income taxes	1,230,889	100,544	1,124%
Equity in income of investee	1,735,366	-	100%
Net income before noncontrolling interests	5,391,389	287,040	1,778%
Noncontrolling interests	(166,925)	(13,574)	1,130%
Net income attributable to common stockholders	$ 5,224,464	$ 273,466	1,810%

Nine months ended August 31, 2016

	Aug. 31,	Aug. 31,
	2016	2015	Change
	(US $)	(US $)%
Revenue	$ 25,243,577	$3,072,993	721%
Cost of Sales	(14,518,511)	(897,546)	1,518%
Gross profit	10,725,066	2,175,447	393%
Selling and marketing expenses	3,235,593	540,887	498%
General and administrative expenses	495,212	308,637	60%
Total operating expenses	3,730,805	849,524	339%
Income from operations	6,994,261	1,325,923	428%
Other income	12,987	8,187	59%
Income before provision for income taxes	7,007,248	1,334,110	425%
Provision for income taxes	1,770,858	338,154	424%
Equity in income of investee	2,143,641	-	100%
Net income before noncontrolling interests	7,380,031	995,956	641%
Noncontrolling interests	(247,920)	(45,651)	443%
Net income attributable to common stockholders	$ 7,132,111	$ 950,305	651%

Sales. Our sales sharply increased to $18,588,296 and $25,243,577, respectively, for the three and nine months ended August 31, 2016 from $1,066,381 and $3,072,993, respectively, for the three and nine months ended August 31, 2015, an increase of $17,521,915 and $22,170,584, respectively, or 1,643% and 721%, respectively. Since March 2016, we have signed agreements with six distributors to distribute selenium products to hundreds of retail stores, and we have made sales of selenium products totaling $13,971,737 and $17,631,996 to these six distributors for the three and nine months ended August 31, 2016, respectively. In addition, the following factors also caused the increase in our sales:

•

Wholesale sales of selenium supplements/products to established customers by our headquarters marketing personnel increased by $16,369,594 and $20,862,408, respectively, or 1870% and 960%, respectively, primarily due to an increase in the number of sales personnel during the three and nine months ended August 31, 2016.

•

Retail sales increased by $1,121,291 and $1,287,075, respectively, or 587% and 143%, respectively, for the three and nine months ended August 31, 2016 and 2015. Due to increased rent and small pedestrian flow, we closed our Changcheng, Xiamen and Changsha stores on May 31, 2016 and opened stores in Foshan, Longyan and Zhuzhou and a flagship store in Guangzhou on June 1, 2016. The new stores are located in areas with large pedestrian flow, resulting in a sharp increase in retail sales. In addition, the new stores stock an inventory of nearly 100 selenium products, whereas the previous stores stocked only three selenium supplements.

•

During the three months ended August 31, 2016, we commenced franchising the use of our trademark, name identification and other business resources. The franchisee is required to pay us a franchise fee and management fees. During the three months ended August 31, 2016, two franchisees signed with us, and we recorded total revenue of $31,030 from their franchise fees and management fees.

The following table shows the source of our revenue in the comparable periods:

	Quarter ended August 31, 2016		Quarter ended August 31, 2015
	Sales	% of total	Sales	% of total
Headquarters wholesale-Selenium supplements	$ 2,822,405	15.2%	$ 875,340	82.0%
Headquarters wholesale-Selenium products	14,422,529	77.6%	--	--
Headquarters retail store	368,770	2.0%	78,899	7.4%
Changcheng retail store	--	--	92,124	8.7%
Xiamen retail store	--	--	20,018	1.9%
Foshan retail store	191,088	1.0%	--	--
Longyan retail store	162,476	0.9%	--	--
Zhuzhou retail store	141,835	0.7%	--	--
Flagship retail store	448,163	2.4%	--	--
Franchise fee and management fee	31,030	0.2%	--	--
	$ 18,588,296	100%	$ 1,066,381	100%

	Nine Months ended August 31, 2016		Nine Months ended August 31, 2015
	Sales	% of total	Sales	% of total
Headquarters wholesale-Selenium supplements	$ 4,945,966	19.6%	$ 2,173,716	70.7%
Headquarters wholesale-Selenium products	18,080,159	71.6%	--	--
Headquarters retail store	614,957	2.4%	389,912	12.7%
Changcheng retail store	267,524	1.1%	489,347	15.9%
Xiamen retail store	197,833	0.8%	20,018	0.7%
Changsha retail store	162,476	0.6%	--	--
Foshan retail store	191,088	0.8%	--	--
Longyan retail store	162,476	0.6%	--	--
Zhuzhou retail store	141,835	0.6%	--	--
Flagship retail store	448,163	1.8%	--	--
Franchise fee and management fee	31,100	0.1%	--	--
	$ 25,243,577	100%	$ 3,072,933	100%

Gross Profit.  For the past two years we have sold three selenium supplements, and only recently began to resell a wide variety of selenium-related products that we purchase at wholesale. After increasing over the past two fiscal years, the unit prices that we pay to our manufacturers for the selenium supplements stabilized in the second quarter of fiscal 2016. As a result, our gross margin for selenium supplements was not significantly changed: 71.3% in the three months ended August 31, 2016 compared to 67.1% in the three months ended August 31, 2015 and 71.5% in the nine months ended August 31, 2016 compared to 70.8% in the nine months ended August 31, 2015 . However, the selenium-related products that we resell yielded a gross margin of only 32.6% and 32.4% for the three and nine months ended August 31, 2016, respectively. As a result, our overall gross margin declined to 40.0% and 42.5%, respectively, for the three and nine months ended August 31, 2016 from 67.1% and 70.8%, respectively, for the three and nine months ended August 31, 2015.

Selling expenses. Our selling expenses increased by 991% and 498%, respectively, or $2,103,378 and $2,694,706, respectively, to $2,315,620 and $3,235,593, respectively, for the three and nine months ended August 31, 2016 and 2015 from $212,242 and $540,887, respectively, for the three and nine months ended August 31, 2015. To obtain a strong distribution channel in a short time, we spent $1,473,694 and $1,858,907, respectively, in promotion fees, which were classified as selling expenses for the three and nine months ended August 31, 2016. In addition, our selling expenses also include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 95% and 60%, respectively, to $235,273 and $495,212, respectively, for the three and nine months ended August 31, 2016 from $120,383 and $308,637, respectively, for the three and nine months ended August 31, 2015. The largest components of our G&A expenses are the salaries of administrative personnel and government-mandated benefits provided to all of our staff. The change in G&A expenses from year to year occurred primarily as a result of the expansion of our business in the past year, as reflected in the growth of our sales.

Income from operations. Because the sharp increase in our sales generated a material increase in our gross profit, our operating income increased by 1,175% and 428%, respectively, to $4,886,501 and $6,994,261, respectively, for the three and nine months ended August 31, 2016, from $383,268 and $1,325,923, respectively, for the three and nine months ended August 31, 2015.

As we have very little debt, our other income for the three and nine months ended August 31, 2016 and 2015 consisted of interest income earned on our bank balances of $5,246 and $4,316, respectively, and $16,341 and $8,187, respectively. We also recorded a trade-mark license fee of $1,481 charged to our investee, Guangdong Tianmei, for the nine months ended August 31, 2016. Finally, we recorded as a non-operating expense the fee of $4,835 paid in the recent quarter to terminate the lease for our Chancheng store. Our pre-tax income, therefore, was $4,886,912and $387,584, respectively, and $7,007,248 and $1,334,110, respectively, for the three and nine months ended August 31, 2016 and 2015, respectively.

Net income. Due to the increase in our pre-tax income, our provision for income taxes increased by 1,124% and 424%, respectively, to $1,230,889 and $1,770,858, respectively, for the three and nine months ended August 31, 2016 from $100,544 and $338,154, respectively, for the three and nine months ended August 31, 2015. In each period, our effective tax rate was the same as the statutory rate of 25%.   We also recorded investment income of $1,735,366 and $2,143,641, respectively, representing our 30% interest in the net income reported by Guangdong Tianmei for the three and nine months ended August 31, 2016. After deducting the provision for income taxes and adding equity in income of investee, China Gewang reported net income before noncontrolling interests of $5,391,389 and $287,040, respectively, and $7,380,031 and $995,956, respectively, for the three and nine months ended August 31, 2016 and 2015, respectively.

Before August 8, 2016, the VIE Agreements assigned to Gewang Selenium 95% of the net income of Guangdong Gewang. On August 8, 2016, China Gewang purchased 98% of the registered equity of Guangdong Gewang. Our non-controlling interest, therefore, was reduced from 5% to 2%. We recorded a deduction for noncontrolling interests of $166,925 and $13,574, respectively, and $247,920 and $45,651, respectively, for the three and nine months ended August 31, 2016 and 2015, after which our net income attributable to common stockholders was $5,224,464 ($0.07 per share) and $273,466 ($0.01 per share), respectively, and $7,132,111 ($0.11 per share) and $950,305 ($0.02 per share) for the three and nine months ended August 31, 2016 and 2015, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended August 31, 2016 and 2015, foreign currency translation adjustments of $(338,017) and $(314,805), respectively, and $(646,801) and $(317,904), respectively, have been reported as other comprehensive loss in the consolidated statement of changes in stockholders’ equity. The material negative adjustment during three and nine months ended August 31, 2016 was primarily due to devaluation of the PRC currency of approximately 3.5% in August 2015 and a further devaluation of 0.5% in January 2016. Further devaluations could occur.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and sale of our common stock. As a result, at August 31, 2016, our only debt consisted of $256,044 in loans from a stockholder, which consisted of US Dollars loaned to pay our expenses in the U.S.

During the nine months ended August 31, 2016, the increase in our working capital was approximately equal to the sum of our net income for the period ($5,391,389) and the proceeds of two private placements of common stock (together, $ 9,848,200). Our working capital as of August 31, 2016 was $22,274,427, which represented an increase of $13,384,723 during the nine months then ended. The approximation of our net income (plus capital paid-in during the period) to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

For the nine months ended August 31, 2016, our principal investing activity was the purchase of a 30% interest in Guangdong Tianmei for $1,002,944. In addition, we purchased equipment for $94,953. Our investing cash flows for the nine months ended August 31, 2015 consisted of the purchase of fixed assets for $34,991. Again, as we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

For the nine months ended August 31, 2016 and 2015, our financing activities provided $9,848,200 and $5,056,415, respectively, which represented the proceeds of two private placements of our common stock during fiscal year 2016 and one during fiscal year 2015. The $5,000,000 proceeds of that private offering were supplemented by a stockholder loan of $56,415 during the nine months ended August 31, 2015.

During the nine months ended August 31, 2016, although we recorded net income of $7,380,031, our operations used $6,992,656 in net cash. This difference occurred in part because our net income included $2,143,641 attributable to our investment in Guangdong Tianmei. The primary reason for the disparity between net income and use of cash, however, was the marked increase in our sales volume during the third quarter of fiscal 2016, which caused our accounts receivable balance at August 31, 2016 to exceed the balance at November 30, 2015 by $12,203,424. In addition, in anticipation of further growth, we increased the balance of our prepaid expenses by $5,598,870, to assure delivery of inventories as needed. These uses of cash were partially offset by a $4,258,281 increase in our accounts payable and a $1,090,476 increase in our tax payable, both of which reflect the growth in our operations. In contrast, during the nine months ended August 31, 2015, when the level of our operations was modest, the cash used in our operations was only $387,375 less than our net income, as the increase in our accounts receivable was modest.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2016.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2016.

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

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None during the 3rd quarter of fiscal 2016.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2016.

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

Date: October 14, 2016

By: /s/ Li Wang

 Li Wang, Chief Executive Officer

By: /s/ Ming Cheng

Ming Cheng, Chief Financial and Accounting Officer