Form 10-Q
period 2017-02-28
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2017-04-12
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54451

CHINA GEWANG BIOTECHNOLOGY, INC.
(Exact Name of Registrant in its Charter)

Nevada	42-1769584
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Floor 29, No. 334, Huanshi East Road, Yuexiu District, Guangzhou City Guangdong Province, P.R. China 510623
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 86-024-2397-4663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

April 11, 2017

Common Voting Stock: 75,000,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended FEBRUARY 28, 2017

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	February 28,	November 30,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash	$16,982,700	$13,108,340
Accounts receivable	14,374,154	11,205,011
Inventory	105,623	107,830
Prepaid expenses	3,564,223	5,540,051

Total current assets	35,026,700	29,961,232

Property, plant and equipment, net	116,051	128,767

Other assets:
Deferred registration costs	165,495	110,086
Equity investment	8,156,428	6,003,412

Total Assets	$43,464,674	$36,203,497

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	February 28,	November 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
	(Unaudited)

Current liabilities:
Accounts payable	$4,348,821	$3,367,174
Taxes payable	1,134,510	789,370
Accrued expenses and other payables	190,489	193,090
Loans from third party	228,259	228,238
Loans from stockholder	366,852	237,639

Total current liabilities	6,268,931	4,815,511

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.001 par value, 100,000,000 and 100,000,000 shares authorized, 75,000,000 and 75,000,000 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	75,000	75,000
Additional paid-in capital	16,980,102	16,980,102
Retained earnings	20,707,870	15,026,053
Statutory reserve fund	759,094	759,094
Other comprehensive (loss)	(1,655,328)	(1,707,064)

Stockholders’ equity before noncontrolling interests	36,866,738	31,133,185

Noncontrolling interests	329,005	254,801

Total stockholders’ equity	37,195,743	31,387,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,464,674	$36,203,497

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Net revenues	$21,142,132	$1,218,098
Cost of goods sold	(13,914,305)	(342,608)

Gross profit	7,227,827	875,490

Operating expenses:
Research and development	579,412	-
Selling and marketing	1,444,913	270,671
General and administrative	381,355	136,961

Total operating expenses	2,405,680	407,632

Operating income	4,822,147	467,858

Other income:
Interest income (expenses)	(2,464)	4,768
Other non-operating income	1,406	1,488

Total other income (expenses)	(1,058)	6,256

Income before provision for income taxes	4,821,089	474,114
Provision for income taxes	1,219,136	123,416
Income before equity in income of investee	3,601,953	350,698

Equity in income of investee	2,153,012	-

Net income before noncontrolling interests	5,754,965	350,698
Noncontrolling interests	(73,148)	(18,512)

Net income attributable to common stockholders	$5,681,817	$332,186

Earnings per common share	$0.08	$0.01

Weighted average shares outstanding	75,000,000	51,170,330

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(CONTINUED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Comprehensive income:
Net income before noncontrolling interests	$5,754,965	$350,698
Foreign currency translation adjustment	52,792	(186,413)

Comprehensive income	5,807,757	164,285
Comprehensive (loss) income attributable to noncontrolling interests	74,204	(9,193)

Net comprehensive income attributable to common stockholders	$5,881,961	$155,092

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Noncon- trolling Interests	Statutory Reserve Fund	Other Comprehensive Income (Loss)	Total
Balance, November 30, 2016	$75,000	$16,980,102	$15,026,053	$254,801	$759,094	$(1,707,064)	$31,387,986
Net income	-	-	5,681,817	73,148	-	-	5,754,965
Statutory reserve	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	1,056	-	51,736	52,792

Balance, February 28, 2017 (Unaudited)	$75,000	$16,980,102	$20,707,870	$329,005	$759,094	$(1,655,328)	$37,195,743

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Cash flows from operating activities:
Net income	$5,754,965	$350,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,000	10,108
(Income) from equity investment	(2,153,012)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,169,143)	(26,726)
Decrease in inventory	2,207	116,621
Decrease (increase) in prepaid expenses	1,975,828	(67,970)
Increase in accounts payable	981,647	-
Increase in taxes payable	345,140	9,448
Decrease (increase) in accrued expenses and other liabilities	71,224	(90,631)

Net cash provided by operating activities	3,821,856	301,548

Cash flows from investing activities:
Purchase of equipment	-	(78,567)

Net cash (used in) investing activities	-	(78,567)

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,473,200

Net cash provided by financing activities	-	5,473,200

Effect of exchange rate changes on cash	52,504	(184,624)

Net change in cash	3,874,360	5,511,557
Cash, beginning	13,108,340	8,669,034

Cash, end	$16,982,700	$14,180,591

See accompanying notes to the consolidated financial statements.

6

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$913,177	$113,712

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$129,209	$20,000

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

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

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (continued)

On July 13, 2016, Gewang Selenium exercised its option to purchase all of the registered equity of Guangdong Gewang. The purchase price paid for the equity was RMB10,000 (approximately US$1,500). The equity was purchased from Shili Zhang, Yun Zeng and Wei Xu. Shili Zhang was the Company’s CEO until April 8, 2016 and is the father of Mengdi Zhang, who was the beneficial owner of 22.7% of the Company's outstanding common stock at the time of the sale on July 13, 2016. The other two sellers are not affiliated with the Company.

Upon application to the provincial government for registration of the transfer of equity, the Company was informed that Gewang Selenium would not be permitted to own 100% of Guangdong Gewang. Therefore the parties modified the exercise of the option to provide that Gewang Selenium would purchase only 98% of the registered equity of Guangdong Gewang. The purchase price paid for the equity was RMB 9,800 (approximately US$1,500). The remaining 2% of the registered equity was then sold by Yun Zeng to Haiping Wu for a price of RMB 200,000 (approximately US$30,400), which equaled 2% of the registered equity of Guangdong Gewang. Haiping Wu is a Director of Guangdong Gewang. The acquisition, as modified, was then approved by the provincial government on August 8, 2016.

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

The business of Guangdong Gewang consists of:

Sale of selenium supplements

Through a partnership with the Academy of Agricultural Sciences of Shangdong Province (the “Academy”), a highly regarded research institute in China, the Company has licensed the exclusive right to contract for the manufacture and marketing of products, two selenium capsules and one selenium powder, using formulas developed and owned by the Academy.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (continued)

Sale of selenium products

In March 2016, the Company signed cooperation agreements with six selenium enriched food product manufacturers, providing for Guangdong Gewang to distribute 89 distinct selenium products to chain stores. The products include processed foods such as selenium enriched porridge, ready to eat foods such as seleniumenriched peanuts and ingredients such as selenium enriched flower. The Company is actively engaged in marketing healthy selenium rich foods including SeleniumRich Maize Residue, SeleniumRich Brown Rice. Selenium Enriched Black Beans, SeleniumEnriched Buckwheat Kernel and SeleniumEnriched Ormosia. The Company's distribution of these foods compliments the Company’s sale of selenium supplements by raising awareness of the need for selenium in the diets of our target consumer market.

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

On February 23, 2017, Guangdong Tianmei entered into an acquisition agreement with Chenzhou Qianlifeng Beverage Co., Ltd. (“Chenzhou Qianlifeng”). Chenzhou Qianlifeng specializes in the production of selenium-rich water, and was contracted by Guangdong Tianmei to bottle selenium-rich water under Guangdong Tianmei’s label. The acquisition agreement provided that Guangdong Tianmei would pay RMB 5,000,000 (approximately US$724,600) to acquire a 100% interest in Chenzhou Qianlifeng. The total price was fully paid on February 23, 2017.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (continued)

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is as follows:

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

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

The unaudited interim consolidated financial statements of the Company as of February 28, 2017, and for the three months ended February 28, 2017 and February 29, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2017. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.

The Company uses the equity method of accounting for its equity investment in Tianmei Australia. Under the equity method, investments are carried at cost and increased or decreased by the Company’s pro-rata share of earnings or losses. The carrying costs of these investments is also increased or decreased to reflect additional contributions or withdrawals of capital. Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the liquidation of the investment. Losses in excess of the investment are recorded when the Company is committed to provide additional financial support. The Company uses the equity method for its 30% investment because the Company has the ability to exercise significant influence over Tianmei Australia and its subsidiaries.

The consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign currency translations

Almost all of the Company assets are located in the PRC. The functional currency for the Company’s operations is the Renminbi (“RMB”). The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of the Company have been translated into US Dollars in accordance with Financial Accounting Standards Board ("FASB”) Accounting Standards Codification ("ASC") Section 830, “Foreign Currency Matters.”

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2017	November 30, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1456	0.1452

	Three Months Ended
	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1449	0.1533

For the three months ended February 28, 2017 and February 29, 2016, foreign currency translation adjustments of $52,792 and $(186,413), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

Although the PRC government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US Dollars at that rate or any other rate.

The value of the RMB against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US Dollar reporting. During the year ended December 31, 2016, the PRC devalued its currency by approximately 8%. Further devaluations of its currency could occur in the future.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Revenues are primarily derived from selling selenium supplements and selenium products to wholesale customers, contract distributors, and from our retail stores. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.” The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price paid by the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue for sales upon transfer of title to the customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. For manufacturing defects identified by customers at acceptance, the Company will return the goods to the manufacturer and receive replacements. The Company has had no product returns or sales discounts and allowances because goods delivered and accepted by customers are not returnable.

Wholesale Revenue

Wholesale revenue is recognized when title to the product is transferred to the distributors. Title is transferred upon receipt at the distributors’ locations, as determined by the specific sales terms.

The Company pays distributors certain incentives for promoting and placing its products, which allows the Company to quickly expand its distribution network and sales volume. The costs associated with these incentives is deducted from gross revenue in the consolidated statements of income and comprehensive income.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Retail Revenue

Company-operated retail store revenues are recognized when payment is tendered at the point of sale.

The Company’s net revenues for the three months ended February 28, 2017 and February 29, 2016 were comprised as follows:

	2017	2016

Wholesale gross revenue-selenium supplements	$3,075,103	$829,085
Wholesale gross revenue-selenium products	18,013,025	-
Less: promotion fees-selenium products,	(2,074,411)	-

Wholesale revenues, net	19,013,717	829,085
Retail revenue-selenium supplements	1,207,534	389,013
Retail revenue-selenium products	920,881	-

	$21,142,132	$1,218,098

Shipping costs

Shipping costs incurred by the Company are recorded as selling expenses. Shipping costs for the three months ended February 28, 2017 and February 29, 2016 were $25,593 and $15,026, respectively.

Advertising costs

Advertising costs are charged to operations when incurred. For the three months ended February 28, 2017 and February 29, 2016, advertising expenses were $449,044 and $21,462, respectively.

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of February 28, 2017 and November 30, 2016, accounts receivable were $14,374,154 and $11,205,011, respectively. The increase is primarily due to the recent sales with new wholesale distributors, which has been subsequently fully collected. Therefore, the Company determined that an allowance for doubtful accounts was not necessary. Historically, the Company did not have any uncollectable accounts receivable.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, is valued at the lower of cost or market. The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of February 28, 2017 and November 30, 2016.

Property and Equipment

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the prices paid to acquire the assets, and any expenditures that substantially increase an asset’s value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives for fixed asset categories are as follows:

Furniture and equipment	3-5years
Motor vehicles	4 years

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

Prepaid expenses primarily consist of promotion expenses, rent, advertising expenses and licensing fees.

Prepaid promotion expenses represent prepayments made to resellers for distributing our products to retail stores. Prepaid promotion expenses as of February 28, 2017, and November 30, 2016 were $2,653,684 and $4,275,602, respectively.

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its selenium capsules and powder products from an unrelated third party for five years from January 2011 to December 2015. On December 30, 2015, the Company renewed the license agreement for another five years to December 2020 for $86,912 (RMB 600,000) each year. The related prepaid licensing fees as of February 28, 2017, and November 30, 2016 were $72,785 and $7,259, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no minimum payments remaining under this agreement as of February 28, 2017 and November 30, 2016.

On September 30, 2016, the Company entered into a six-month agreement with an advertising company for $908,725 (RMB 6,000,000). As of February 28, 2017, and November 30, 2016, the unamortized balance of $145,570 and $605,816, respectively, was included in prepaid expenses on the balance sheet.

Impairment of long-lived assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. No impairment of long-lived assets was recognized for the three months ended February 28, 2017 and February 29, 2016.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory reserve fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. The statutory reserve fund was $759,094 as of February 28, 2017 and November 30, 2016, respectively. As of November 30, 2016, the required statutory reserve fund has been fully funded.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2017 and November 30, 2016, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2013, 2014 and 2015 remain open to examination by tax authorities in the PRC.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provisions for income tax in the United States have been made as the Company had no U.S. taxable income for the three months ended February 28, 2017 and February 29, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Principal versus Agent Considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB additionally issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Revenue from Contracts with Customers, with respect to Technical Corrections and Improvements. We do not believe this will have a material impact on our consolidated financial statements as currently they are not effective.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In March 2016 the Company entered into a one year promotion agreement with Guangdong Tianmei, in which it now holds an indirect 30% ownership interest. The agreement expired on March 31, 2017. Under the agreement, Guangdong Tianmei introduced the Company to Guangzhou Huayuda Commerce and Trade Co., Ltd. (“Guangzhou Huayuda”). Guangzhou Huayuda operated 14 stores in March 2016, and in August 2016 it expanded to 200 stores. The Company sells selenium enriched products to these stores, and pays a monthly promotion fee to Guangdong Tianmei for each product sold in each store of RMB 108 (US$16.60). Sales to Guangzhou Huayuda were approximately RMB 9,381,000 (US$1,359,000) for the three months ended February 28, 2017. Promotion expenses incurred during the three months ended February 28, 2017 and February 29, 2016 were $356,686 and $0, respectively.

The Company entered into an agreement with Guangdong Tianmei on June 10, 2015 to license the use of the Company’s trademark for 10 years. Trademark revenue recorded for the three months ended February 28, 2017 and February 29, 2016 were $1,470 and $0, respectively. The future commitment is approximately $1,500 each year.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

4.	RELATED PARTY TRANSACTIONS (continued)

Equity investment

On April 28, 2016, the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei. At that time, 88% of the equity in Guangdong Tianmei was owned by two individuals who together directly or indirectly owned approximately 57% of the Company's outstanding shares. The investment agreement required that Biotechnology International pay US$1,000,000 to acquire a 30% interest in an Australian corporation, which would indirectly own all of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% of Tianmei Australia was completed in May 2016, at which time Tianmei Australia acquired ownership, through subsidiaries, of Guangdong Tianmei.

The net worth of Guangdong Tianmei at the time of the acquisition was $4,888,840, 30% of which was $1,466,652. As the Company and Guangdong Tianmei were under common control at the time of the acquisition, the $466,652 by which the Company's share of the net book value of Guangdong Tianmei exceeded the purchase price has been recorded as an increase to additional paid-in capital.

The changes in the equity investment are summarized as follows:

	February 28, 2017	November 30, 2016

Initial investment	$1,466,652	$1,466,652
Pro rata share of net income for the year ended November 30, 2016	4,536,760	4,536,760
Pro rata share of net income for the three months ended February 28, 2017	2,153,016	-

Investment, end of year/period	$8,156,428	$6,003,412

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

4.	RELATED PARTY TRANSACTIONS (continued)

Equity investment (continued)

The following is a summarized balance sheet of the investee as of February 28, 2017:

Current assets	$34,168,608

Noncurrent assets	$3,417,741

Current liabilities	$9,544,371

Noncurrent liabilities	$-

Equity	$28,041,978

The following is a summary of results of operations of the investee for the three months ended February 28, 2017:

Revenue	$20,059,817
Cost of revenue	(7,246,434)
Expenses	(5,636,675)

Net income	$7,176,708

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

5.	LEASES

The Company leased its warehouse and office space from an unrelated third party under a one-year operating lease, which expired on July 1, 2016. The lease required the Company to prepay the total rent of US$86,912 (RMB 600,000) in advance for one year. On June 29, 2016, the Company renewed the lease with total rent of approximately US$86,900 (RMB 600,000), which commenced on July 2, 2016 and expires on July 1, 2017.

The following additional leases are in effect at February 28, 2017:

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

Prepaid lease payments were $109,905 and $ 221,123 at February 28, 2017 and November 30, 2016, respectively. Rent expense for the three months ended February 28, 2017 and February 29, 2016 was $102,121 and $66,686, respectively.

6.	FIXED ASSETS

Fixed assets as of February 28, 2017 and November 30, 2016 are summarized as follows:

	February 28, 2017	November 30, 2016

Electronic equipment	$126,190	$125,850
Motor vehicles	121,479	121,151
Office equipment	12,063	12,031

	259,732	259,032
Less: accumulated depreciation	(143,681)	(130,265)

Fixed assets - net	$116,051	$128,767

For the three months ended February 28, 2017 and February 29, 2016, depreciation expense was $13,000 and $10,108, respectively.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

7.	LOANS

The Company obtained non-interest bearing demand loans from a former officer and stockholder, who resigned from office on April 8, 2016. The loans of $228,259 and $228,238 at February 28, 2017 and November 30, 2016, respectively, are reflected as loans from third party.

The Company obtained non-interest bearing demand loans from one of its stockholders. The loans of $366,852 and $237,639 at February 28, 2017 and November 30, 2016, respectively, are reflected as loans from stockholder.

8.	INCOME TAXES

The provision for income taxes for the three months ended February 28, 2017 and February 29, 2016 consisted of the following:

	2017	2016
	(Unaudited)	(Unaudited)
Current	$1,219,136	$123,416
Deferred	-	-

	$1,219,136	$123,416

No provisions for income taxes in the United States have been made. The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2017. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended November 30, 2015 and December 31, 2014 and 2013 remain open to examination by the IRS.

The Company did not file on time its U.S. federal income tax returns, including, without limitation, information returns on IRS Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the short year tax return ended November 30, 2015 filed as a result of the change in fiscal year. Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

9.	CONCENTRATION OF CREDIT AND BUSINESS RISKS

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For the three months ended February 28, 2017, three customers accounted for 62% of total sales, the largest of which accounted for 25%. For the three months ended February 29, 2016, no customers accounted for over 10% of total sales. As of February 28, 2017, three customers accounted for 67% of trade accounts receivable, the largest of which accounted for 27%. As of November 30, 2016, three customers accounted for 64% of trade accounts receivable, the largest of which accounted for 24%

Vulnerability Due to Operations in the PRC

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

10.	COMMITMENTS AND CONTINGENCIES

On December 30, 2015, the Company entered into a technology usage agreement with the Academy for the right to use a non-patented selenium-enrichment technology for its supplements manufacturing. The agreement commenced on December 30, 2015 and expires on December 29, 2020. The annual fee of RMB 600,000 (approximately US$87,000) is required to be paid in advance before December 30 each year.

On April 8, 2016, Guangdong Gewang entered into a Performance Salary Assessment Agreement with the Company’s Chief Executive Officer (“CEO”). The agreement states that the CEO would receive additional monthly compensation of RMB 50,000 (approximately US$7,000), only when the monthly net income of Guangdong Gewang exceeds RMB 2,500,000 (approximately US$363,000). The agreement commenced on April 8, 2016 and expired on April 7, 2017. For three months ended February 28, 2017, the CEO received additional monthly compensation in each month.

On July 1, 2016, the Company entered into three year agreements with four of its directors for total compensation of approximately $15,000 (RMB 110,000) per month.

As of September 1, 2016, the Company has a long-term agreement with the Academy. This agreement entitles the Company to the exclusive right of first refusal to use the research related to advanced selenium-enrichment techniques and technology that the Academy develops. The agreement calls for quarterly payments of approximately $579,700 (RMB 4,000,000). For the use of the techniques and/or technology developed, additional charges will be negotiated.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of balance sheets as of February 28, 2017 and November 30, 2016, and statements of income and cash flows for the years ended February 28, 2017 and February 29, 2016.

Condensed Balance Sheets

ASSETS	February 28, 2017	November 30, 2016

Other receivable from Guangdong Gewang	$14,848,200	$14,848,200
Investments in subsidiaries	22,619,312	16,774,972

TOTAL ASSETS	$37,467,512	$31,623,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$14,953	$33,375
Loans from third party	220,396	220,396
Loans from stockholder	365,425	236,216

Total current liabilities	600,774	489,987

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 and 100,000,000 shares authorized, 75,000,000 and 75,000,000 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	75,000	75,000
Additional paid-in capital	16,980,102	16,980,102
Retained earnings	20,707,870	15,026,053
Statutory reserve fund	759,094	759,094
Other comprehensive (loss) income	(1,655,328)	(1,707,064)

Total stockholder’s equity	36,866,738	31,133,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,467,512	$31,623,172

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Income

	Three Months Ended
	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investments in subsidiaries and VIE	$5,681,817	$353,575

Operating expenses:
General and administrative	(55,378)	(19,538)

Net income	$5,626,439	$334,037

Condensed Statements of Cash Flows

	Three Months Ended
	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$5,626,439	$334,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(5,681,817)	(353,575)
Increase in accrued expenses and other liabilities	55,378	19,538

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$129,209	$20,000

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting. Such investments are presented as “Investments in subsidiaries” on the condensed balance sheets and the subsidiaries and the prior VIE profits are presented as “Share of earnings from investments in subsidiaries and VIE” on the condensed statements of income.

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

There were no cash transactions in the US parent company during the three months ended February 28, 2017.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries were approximately $36,867,000 and $14,621,000 as of February 28, 2017 and November 30, 2016, respectively.

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

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

12.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 11, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth key components of our results of operations during the quarters ended February 28, 2017 and February 29, 2016, and the percentage changes between those two periods.

	Three Months Ended
	February 28,	February 29,
	2017	2016	Change
	(US $)	(US $)%
Gross revenue	$21,142,132	$1,218,098	1,636%
Cost of Sales	(13,914,305)	(342,608)	3,961%
Gross profit	7,227,827	875,490	726%
Selling and marketing expenses	1,444,913	270,671	434%
General and administrative expenses	381,355	136,961	178%
Research and development	579,412	--	100%
Total operating expenses	2,405,680	407,632	490%
Operating income	4,822,147	467,858	931%
Other income (expense)	(1,058)	6,256	117%
Income before provision for income taxes	4,821,089	474,114	917%
Provision for income taxes	1,219,136	123,416	888%
Equity in income of investee	2,153,012	--	100%
Net income before noncontrolling interests	5,754,965	350,698	1,544%
Noncontrolling interests	(73,148)	(18,512)	295%
Net income attributable to common stockholders	$5,681,817	$332,186	1,610%

Sales

Our sales increased to $21,142,132 for the fiscal quarter ended February 28, 2017 from $1,218,098 for the quarter ended February 29, 2016. Since the end of the prior year's quarter, we have begun to wholesale products manufactured by other companies through our distribution network and have also increased the volume of sales of our Jindanli branded products. Since March 2016, we have signed agreements with seven distributors to distribute selenium products to chain stores encompassing hundreds of retail stores, and we made net sales of selenium-related products totaling $15,938,614 to these distributors during the first quarter of fiscal year 2017. The following factors had the greatest impact on our increase in sales:

●	Total wholesale sales, including of our Jindanli branded products and products manufactured by other companies, to our distribution network of 15 wholesale customers by our headquarters marketing personnel increased by $18,184,632, primarily due to an increase in the number of sales personnel during fiscal year 2016.

●	Of the total increase in wholesale sales for the quarter ended February 28, 2017, $15,938,614 was attributable to the wholesale of 89 selenium product types manufactured by other companies. In the first quarter of fiscal year 2016, we did not wholesale any products other than our Jindanli branded products. Since March 2016, we have signed agreements with six manufacturers and with seven distributors to create a network for our distribution of selenium products to chain stores, and this expansion of our customer base has greatly increased our volume of sales.

●	Of the total increase in wholesale sales for the quarter ended February 28, 2017, $2,246,018 was attributable to an increase in the volume of our three Jindanli branded selenium supplements, from $829,085 during the quarter ended February 29, 2016, an increase of 271%. The increase is related to an expansion of our sales staff, which has increased the volume of sales of our existing products.

●	Retail sales increased by $1,739,402, or 447% during the quarter ended February 28, 2017. Due to increased rent and unsatisfactory pedestrian flow, we closed our Changcheng, Xiamen and Changsha stores on May 31, 2016 and opened stores in Foshan, Longyan and Zhuzhou and a flagship store in Guangzhou on June 1, 2016. The new stores are located in areas with better pedestrian flow, resulting in a sharp increase in retail sales. In addition, the new stores stock an inventory of over 90 selenium products, whereas the previous stores stocked only our three selenium supplements.

Gross Profit

For the past three years we have sold our three selenium supplements, and only in March 2016 began to resell a wide variety of selenium-related products that we purchase at wholesale. After increasing during the 2014 and 2015 fiscal years, the unit prices that we pay to our manufacturers for the selenium supplements stabilized in the second quarter of fiscal 2016. As a result, our gross margin for selenium supplements was not significantly changed: 72.0% in the first quarter of fiscal year 2017 compared to 72.2% in the first quarter of fiscal year 2016. However, the selenium-related products that we resold during first quarter of fiscal year 2017 yielded a gross margin of only 21%. As a result, our overall gross margin during the three months ended February 28, 2017 declined to 34.2% from 71.8% recorded on the sale of selenium supplements alone during the three months ended February 29, 2016.

Selling expenses

Our selling and marketing expenses increased by 431% to $1,444,913 for the quarter ended February 28, 2017 from $270,671 for the quarter ended February 29, 2016. Our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In the quarter ended February 28, 2017, we incurred $449,044 in advertising expense, which is significantly higher than we incurred in the past. We are committed to paying our current rate of advertising costs until March 31, 2017.

General and administrative expenses

Our general and administrative (“G&A”) expenses increased by 178% to $381,355 for the quarter ended February 28, 2017 from $136,961 for the quarter ended February 29, 2016. The largest components of our G&A expenses are the salaries of administrative personnel and fringe benefits provided to all of our staff. The change in G&A expenses occurred primarily as a result of the expansion of our business over the prior year, as reflected in the growth of our sales, which led to increases in travel and entertainment expenses. In addition, to enable us to manage our expanding operations, we added administrative personnel.

Income from operations

Because the sharp increase in our sales generated a material increase in our gross profit, our operating income increased by 931% to $4,822,147 for the quarter ended February 28, 2017, from $467,858 for the quarter ended February 29, 2016.

As we have very little debt, our interest expense for the quarters ended February 28, 2017 and February 29, 2016 was substantially offset by interest income earned on our bank balances, resulting in other expense of ($1,058) for the quarter ended February 28, 2017 and other income of 6,256 for the quarter ended February 29, 2016. Our pre-tax income, therefore, was $4,821,089 for the quarter ended February 28, 2017 and $474,114 for the quarter ended February 29, 2016.

Net income

Due to the increase in our pre-tax income, our provision for income taxes increased by 888% to $1,219,136 for the quarter ended February 28, 2017 from $123,416 for the quarter ended February 29, 2016. In this period, our effective tax rate was the same as the statutory rate of 25%.   We also recorded equity investment income of $2,153,012, representing our 30% interest in the net income reported by Tianmei Australia for the quarter ended February 28, 2017. After deducting the provision for income taxes and adding equity in income of investee, China Gewang reported net income before noncontrolling interests of $5,754,965 for the quarter ended February 28, 2017 and $350,698 for the quarter ended February 29, 2016.

Before August 8, 2016, the VIE Agreements assigned to Gewang Selenium 95% of the net income of Guangdong Gewang. On August 8, 2016, Gewang Selenium purchased 98% of the registered equity of Guangdong Gewang. Our non-controlling interest, therefore, was reduced from 5% to 2%. We recorded a deduction for noncontrolling interests of $73,148 and $18,512 for the quarters ended February 28, 2017 and February 29, 2016, respectively, after which our net income attributable to common stockholders was $5,681,817 ($0.08 per share) and $332,196 ($0.01 per share) for the quarters ended February 28, 2017 and February 29, 2016, respectively.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For the quarters ended February 28, 2017 and February 29, 2016, foreign currency translation adjustments of $52,792 and $(186,413), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of income and comprehensive income (loss). The loss during quarter ended February 29, 2016 was primarily due to devaluation of the PRC currency of approximately 3.5% in three months ended February 28, 2016. Additional devaluations could occur in the future and affect our results.

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

Liquidity and Capital Resources

We have financed our operations primarily through cash flows from operations and sale of our common stock. As a result, at February 28, 2017, our only debt was $595,111 in loans, which consisted of US Dollars loaned to pay our administrative expenses in the U.S.. The debt at February 28, 2017 represented an increase of $129,234 during the quarter.

During the quarter ended February 28, 2017, our working capital of $2,757,769 represented an increase of $3,612,048, approximately equal to our net income of $3,601,9536 before adding our portion of Guangdong Tianmei's income. The approximation of our net income from the operations of Guangdong Gewang to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets (other than our investment in Guangdong Tianmei) and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

During the quarter ended February 28, 2017, we used cash for neither investing nor financing. During the quarter ended February 29, 2016 we used $78,567 to purchase equipment, and we obtained $5,473,200 from the sale of shares of our common stock. As we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

During the quarter ended February 28, 2017, although we recorded net income of $5,754,965, our operations provided only $3,821,856 in net cash. The primary reasons for the difference were:

●	Our net income included $2,153,012 attributable to our investment in Guangdong Tianmei, which represents our 30% equity interest in the net income of Guangdong Tianmei for the quarter.

●	The marked increase in our sales volume during the quarter caused our accounts receivable balance at February 28, 2017 to exceed the balance at November 30, 2016 by $3,169,143. All of these receivables have been collected since the fiscal year-end.

●	We decreased the balance of our prepaid expenses by $1,975,828 to a balance of $3,564,223. Included in that balance was $2,653,684 in promotion fees prepaid to certain of our distributors. Those prepaid fees will be amortized over the terms of our distribution agreements with those distributors. During the quarter ended February 28, 2017, $2,074,411 in promotion fees was expensed.

These uses of cash were partially offset by a $1,975,828 reduction in our prepaid expenses balance. This primarily represents the amortization of promotion fees prepaid during fiscal year 2016 to certain or our distributors, which are being amortized over the terms of our distribution agreements. In addition, we recorded a $981,647 increase in our accounts payable and a $345,140 increase in our tax payable, both of which reflect the growth in our operations.

We have no long-term debt or any debt other than the loans of U.S. dollars discussed above. Our most significant capital commitments for the next year are:

●	Our greatest capital commitments in the long term are our quarterly payments to the Academy for a selenium enrichment technology and research research related to advanced selenium-enrichment techniques. Currently, we have committed to paying the Academy RMB 600,000 (US$86,724) per year for the next four years for selenium-enrichment technology and RMB 4,000,000 (US$578,160) quarterly for research related to advanced selenium-enrichment techniques for the next ten years. We expect to fund these fees from operations.

●	In the short term, over the next year we expect to renew all of our current leases, which will require prepayment of RMB 2,820,000 (US$407,603), which we expect to pay from operations. We also hope to open up to 26 new retail stores, which will require a capital commitment of US$2,309,000.

●	During fiscal year 2016 we expended $3,745,884 on promotion fees to distributors. These fees are generally paid up front on an annual basis. Because of the increase in our sales, which we believe has resulted in part from our sales team seeking out new wholesale customers and paying these promotion fees, we plan to spend more on promotion fees in the upcoming fiscal year. We have projected that we could spend up to RMB 57,283,200 (US$8,279,367) in promotion fees in the 2017 fiscal year.

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

Impact of Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements.  Please refer to Note 2 of our consolidated financial statements included in this Form 10-Q.

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

To the extent that we need to convert U.S. dollars into RMB for our operations, acquisitions or other uses within China, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. To the extent that we seek to convert RMB into U.S. dollars, depreciation of the RMB against the U.S. dollar would have an adverse effect on the U.S. dollar amount we receive from the conversion. As of February 28, 2017, we had RMB-denominated cash, cash equivalents, and short-term investments of RMB116.6 million, which we recorded as US$16,982,700 on our balance sheet. A 10% change in the exchange rate between the RMB and the U.S. dollar would result in an increase or decrease of $1,698,270 in the U.S. dollar-denominated value of this cash, cash equivalents and short-term investments.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2017.

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

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended November 30, 2016.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None during the 1st quarter of fiscal 2017.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2017.

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

CHINA GEWANG BIOTECHNOLOGY, INC.

Date: April 11, 2017	By:	/s/ Li Wang
Li Wang, Chief Executive Officer

	By:	/s/ Ming Cheng
Ming Cheng, Chief Financial and Accounting Officer

*    *    *    *    *

