Form 10-Q
period 2017-05-31
CHINA GEWANG BIOTECHNOLOGY, INC.
filed 2017-07-17
CIK 1489902

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

July 17, 2017

Common Voting Stock: 75,000,000

CHINA GEWANG BIOTECHNOLOGY, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MARCH 31, 2017

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

	May 31,	November 30,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash	$22,415,103	$13,108,340
Accounts receivable	14,336,885	11,205,011
Inventory	168,267	107,830
Prepaid expenses	2,852,914	5,540,051

Total current assets	39,773,169	29,961,232

Property, plant and equipment, net	104,289	128,767

Other assets:
Deferred registration costs	180,495	110,086
Equity investment	10,669,359	6,003,412

Total Assets	$50,727,312	$36,203,497

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED) (IN U.S. $)

	May 31,	November 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
	(Unaudited)

Current liabilities:
Accounts payable	$4,525,711	$3,367,174
Taxes payable	1,155,282	789,370
Accrued expenses and other payables	312,325	193,090
Loans from third party	228,359	228,238
Loans from stockholder	407,677	237,639

Total current liabilities	6,629,354	4,815,511

Commitments and contingencies

Stockholders’ equity:
Common stock - $0.001 par value, 100,000,000 and 100,000,000 shares authorized, 75,000,000 and 75,000,000 shares issued and outstanding as of May 31, 2017 and November 30, 2016, respectively	75,000	75,000
Additional paid-in capital	16,980,102	16,980,102
Retained earnings	27,082,001	15,026,053
Statutory reserve fund	759,094	759,094
Other comprehensive (loss)	(1,211,862)	(1,707,064)

Stockholders’ equity before noncontrolling interests	43,684,335	31,133,185

Noncontrolling interests	413,623	254,801

Total stockholders’ equity	44,097,958	31,387,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,727,312	$36,203,497

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

	Three Months ended May 31,		Six Months ended May 31,
	2017	2016	2017	2016

Revenue	$22,264,734	$5,437,183	$43,406,866	$6,655,281
Cost of goods sold	(14,645,390)	(3,025,001)	(28,599,695)	(3,367,609)

Gross profit	7,619,344	2,412,182	14,847,171	3,287,672

Operating expenses:
R&D expenses	583,868	-	1,163,280	-
Selling and marketing	1,407,424	649,302	2,852,337	919,973
General and administrative	382,422	122,978	763,777	259,939

Total operating expenses	2,373,714	772,280	4,779,394	1,179,912

Operating income	5,245,630	1,639,902	10,067,777	2,107,760

Other income:
Interest income	20,880	6,327	19,822	11,095
Other non-operating income	-	-	1,335	1,490

Total other income	20,880	6,327	21,157	12,585

Income before provision for income taxes	5,266,510	1,646,229	10,088,934	2,120,345
Provision for income taxes	1,319,811	416,553	2,546,163	539,969

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016

Equity in income of investee	2,512,935	408,275	4,665,947	408,275

Net income before noncontrolling interests	6,459,634	1,637,951	12,208,718	1,988,651
Noncontrolling interests	(79,622)	(62,483)	(152,770)	(80,995)

Net income attributable to common stockholders	$6,380,012	$1,575,468	$12,055,948	$1,907,656

Earnings per common share-basic and diluted	$0.09	$0.03	$0.16	$0.03

Weighted average shares outstanding-basic and diluted	75,000,000	60,543,478	75,000,000	55,882,514

Comprehensive income
Net income before noncontrolling interests	$6,459,634	$1,637,951	$12,208,718	$1,988,651
Foreign currency translation adjustment	442,410	(122,371)	501,254	(308,784)

Total comprehensive income	6,902,044	1,515,580	12,709,972	1,679,867
Comprehensive income attributable to noncontrolling interests	(70,774)	(72,978)	(146,718)	(82,171)

Net comprehensive income attributable to common stockholders	$6,831,270	$1,442,602	$12,563,254	$1,597,696

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2017 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non controlling Interests	Statutory Reserve Fund	Other Comprehensive Income (Loss)	Total
Balance, November 30, 2016	$75,000	$16,980,102	$15,026,053	$254,801	$759,094	$(1,707,064)	$31,387,986
Net income	-	-	12,055,948	152,770	-	-	12,208,718
Other comprehensive income	-	-	-	6,052	-	495,202	501,254

Balance, May 31, 2017 (Unaudited)	$75,000	$16,980,102	$27,082,001	$413,623	$759,094	$(1,211,862)	$44,097,958

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Cash flows from operating activities:
Net income	$12,208,718	$1,988,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,050	24,761
(Income) from equity investment	(4,665,947)	(408,275)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,131,874)	(3,330,508)
(Increase) decrease in inventory	(60,437)	134,534
Decrease (increase) in prepaid expenses	2,687,137	(1,346,283)
Increase in accounts payable	1,158,537	1,235,947
Increase in taxes payable	365,912	342,454
Increase (decrease) in accrued expenses and other liabilities	218,984	(82,198)

Net cash provided by (used in) operating activities	8,807,080	(1,440,917)

Cash flows from investing activities:
Purchase of equipment	-	(78,567)

Net cash (used in) investing activities	-	(78,567)

Cash flows from financing activities:
Proceeds from sale of common stock	-	9,848,200

Net cash provided by financing activities	-	9,848,200

Effect of exchange rate changes on cash	499,683	(306,441)

Net change in cash	9,306,763	8,022,165
Cash, beginning	13,108,340	8,669,034

Cash, end	$22,415,103	$16,691,199

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

	2017	2016

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$2,234,942	$264,032

Noncash investing activities:
Payable for purchase of equity investment	$-	$1,000,000
Additional paid-in capital – equity in excess of purchase price of investee under common control	$-	$466,652

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$170,016	$52,190

See accompanying notes to the consolidated financial statements.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

On July 20, 2016, the Company filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation.  The Certificate of Amendment increased the number of authorized shares of common stock from 75 million to 100 million.

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (continued)

Upon application to the provincial government for registration of the transfer of equity, the Company was informed that Gewang Selenium would not be permitted to own 100% of Guangdong Gewang. Therefore, the parties modified the exercise of the option to provide that Gewang Selenium would purchase only 98% of the registered equity of Guangdong Gewang. The purchase price paid for the equity was RMB 9,800 (approximately US$1,500). The remaining 2% of the registered equity was then sold by Yun Zeng to Haiping Wu for a price of RMB 200,000 (approximately US$30,400), which equaled 2% of the registered equity of Guangdong Gewang. Haiping Wu is a Director of Guangdong Gewang. The acquisition, as modified, was then approved by the provincial government on August 8, 2016.

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

The Company’s business, through its operating entity in China (Guangdong Gewang), consists of:

Sale of selenium supplements

Through a partnership with the Academy of Agricultural Sciences of Shangdong Province (the “Academy”), a highly regarded research institute in China, the Company has licensed the exclusive rights to contract for the manufacture and marketing of selenium products, comprised of two selenium capsules and one selenium powder, using three selenium formulas developed and owned by the Academy.

Sale of selenium products

Since March 2016, the Company has signed agreements with distributors to distribute 89 distinct selenium products to hundreds of retail stores. The products include processed foods such as selenium enriched porridge, ready to eat foods such as selenium-enriched peanuts, and ingredients such as selenium enriched flour. The Company is actively engaged in marketing healthy selenium rich foods including Selenium-Rich Maize Residue, Selenium-Rich Brown Rice. Selenium Enriched Black Beans, Selenium-Enriched Buckwheat Kernel and Selenium-Enriched Ormosia. These foods compliment the Company’s selenium supplements by raising awareness of the need for selenium in the diets of our target consumer market.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

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

The foregoing acquisition by Biotechnology International of 30% of Tianmei Beverage Group Corporation Limited, an Australian corporation ("Tianmei Australia"), was completed in May 2016. The $1,000,000 purchase price was paid in full on June 17, 2016. Concurrently. Tianmei Australia acquired ownership, through its wholly owned subsidiaries, of Guangdong Tianmei.

On February 23, 2017, Guangdong Tianmei entered into an acquisition agreement with Chenzhou Qianlifeng Beverage Co., Ltd. (“Chenzhou Qianlifeng”). Chenzhou Qianlifeng specializes in the bottling and packaging of selenium-rich water. Chenzhou Qianlifeng had a contract with Guangdong Tianmei, to bottle the selenium-rich water under Guangdong Tianmei’s label. The acquisition agreement provided that Guangdong Tianmei would pay RMB 5,000,000 (approximately US$724,600) to acquire a 100% interest in Chenzhou Qianlifeng. The total purchase price was fully paid on February 23, 2017.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

1.	ORGANIZATION (continued)

Equity investment: Guangdong Tianmei

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of accounting and presentation (continued)

The unaudited interim consolidated financial statements of the Company as of May 31, 2017, and for the three and six months ended May 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending November 30, 2017. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.

The Company uses the equity method of accounting for its 30% equity investment in Tianmei Australia. Under the equity method, investments are carried at cost and increased or decreased by the Company’s pro-rata share of earnings or losses. The carrying cost of this investment is also increased or decreased to reflect additional contributions or withdrawals of capital. Any difference in the book equity and the Company’s pro-rata share of the net assets of the investment will be reported as gain or loss at the liquidation of the investment. Losses in excess of the investment are recorded when the Company is committed to provide additional financial support. The Company uses the equity method for its investment because the Company has the ability to exercise significant influence over Tianmei Australia and its subsidiaries.

The consolidated financial statements and notes thereto are presented in United States dollars (“US Dollar” or “US$” or “$”).

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2017	November 30, 2016
	(Unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.1474	0.1452

	Three Months Ended
	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1451	0.1537

	Six Months Ended
	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1454	0.1535

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translations (continued)

The exchange rate used to translate amounts in Australian Dollars into US Dollars for the purpose of preparing the financial statements are as follows:

	May 31, 2017	November 30, 2016
	(Unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.7435	0.7388

	Three Months Ended
	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.7560	0.7492

	Six Months Ended
	May 31, 2017	May 31, 2016
	(Unaudited)	(Unaudited)
Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.7505	0.7314

For the three months ended May 31, 2017 and 2016, foreign currency translation adjustments of $442,410 and $(122,371), respectively, and for the six months ended May 31, 2017 and 2016, $501,254 and $(308,784), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

The Company’s net revenues for the three and six months ended May 31, 2017 and 2016 were comprised as follows:

	Three months ended May 31, 2017	Three months ended May 31, 2016

Wholesale gross revenue-selenium supplements	$3,145,551	$3,660,259
Wholesale gross revenue-selenium products	19,018,207	1,295,138
Less: promotion fees-selenium products,	(2,090,364)	-

Wholesale revenues, net	20,073,394	4,955,397
Retail revenue-selenium supplements	1,254,615	481,786
Retail revenue-selenium products	936,725	-

	$22,264,734	$5,437,183

	Six months ended May 31, 2017	Six months ended May 31, 2016

Wholesale gross revenue-selenium supplements	$6,220,654	$3,660,259
Wholesale gross revenue-selenium products	37,031,232	2,124,223
Less: promotion fees-selenium products,	(4,164,776)	-

Wholesale revenues, net	39,087,110	5,784,482
Retail revenue-selenium supplements	2,462,150	870,799
Retail revenue-selenium products	1,857,606	-

	$43,406,866	$6,655,281

Shipping costs

Shipping costs incurred by the Company are recorded as selling expenses. Shipping costs for the three and six months ended May 31, 2017 and 2016 were $20,045 and $24,427, respectively, $45,638 and $39,453, respectively.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs

Advertising costs are charged to operations when incurred. For the three and months ended May 31, 2017 and 2016, advertising expenses were $437,957 and $23,057, respectively, $887,001 and $44,519, respectively.

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

As of May 31, 2017 and November 30, 2016, accounts receivable was $14,336,885 and $11,205,011, respectively. The increase is primarily due to the recent sales with new wholesale distributors which has been subsequently fully collected. Therefore, the Company determined that an allowance for doubtful accounts was not necessary. Historically, the Company has not had any uncollectable accounts receivable.

Inventory

Inventory, comprised principally of boxed selenium capsules, selenium-glossy ganoderma capsules and selenium powder, is valued at the lower of cost or market. The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of May 31, 2017 and November 30, 2016.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses

On January 5, 2011, the Company entered into a license agreement for the technology utilized for the manufacture of its selenium capsules and powder products from an unrelated third party for five years from January 2011 to December 2015. On December 30, 2015, the Company renewed the license agreement for another five years to December 2020 for $86,912 (RMB 600,000) each year. The related prepaid licensing fees as of May 31, 2017, and November 30, 2016 were $51,594 and $7,259, respectively. The license provides for renewal options. Since this agreement requires the advance payment of the annual licensing fee, there were no minimum payments remaining under this agreement as of May 31, 2017 and November 30, 2016.

On September 30, 2016, the Company entered into a six-month agreement with an advertising company for $908,725 (RMB 6,000,000). On April 1, 2017, the Company renewed the advertising agreement for another six months which started on April 1, 2017 and ends on September 30, 2017. As of May 31, 2017, and November 30, 2016, the unamortized balance of $589,640 and $605,816, respectively, was included in prepaid expenses on the balance sheet.

Impairment of long-lived assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. No impairment of long-lived assets was recognized for the three and six months ended May 31, 2017 and 2016.

Statutory reserve fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. The statutory reserve fund was $759,094 as of May 31, 2017 and November 30, 2016, respectively. As of November 30, 2016, the required statutory reserve fund has been fully funded.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of May 31, 2017 and November 30, 2016, the Company does not have a liability for any unrecognized tax benefits. The Company’s tax filings are subject to examination by the tax authorities. The tax years of 2013, 2014 and 2015 remain open to examination by tax authorities in the PRC.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provisions for income tax in the United States have been made as the Company had no U.S. taxable income for the three and six months ended May 31, 2017 and 2016.

British Virgin Islands (“BVI”)

Biotechnology International is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Principal versus Agent Considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Revenue from Contracts with Customers, with respect to Technical Corrections and Improvements. We do not believe this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We do not believe this standard will have a material impact on our consolidated financial statements as currently all leases are prepaid.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

The Company entered into a one-year promotion agreement that expired on March 31, 2017 with Guangdong Tianmei, in which it holds an indirect 30% ownership interest and renewed the promotion agreement on March 31, 2017 for one year expiring on March 31, 2018. Under the agreement, Guangdong Tianmei introduced the Company to Guangzhou Huayuda Commerce and Trade Co., Ltd. (“Guangzhou Huayuda”), which initially had 14 supermarket stores and in August 2016 expanded to 200 stores. The Company sells selenium enriched products to these supermarkets and pays a monthly promotion fee to Guangdong Tianmei for each product sold in each store of RMB 108 (US$16.60). Sales to Guangzhou Huayuda were approximately RMB 5,366,000 (US$780,000) and RMB 1,154,000 (US$177,000), respectively, RMB 14,747,000 (US$2,144,000) and RMB 1,154,000 (US$177,000), respectively, for the three and six months ended May 31, 2017 and 2016. Promotion expenses incurred during the three and six months ended May 31, 2017 and 2016 were $357,373 and $20,421, respectively, $716,115 and $20,421, respectively.

The Company entered into an agreement with Guangdong Tianmei on June 10, 2015 to license the use of the Company’s trademark for 10 years. Trademark revenue recorded for the three and six months ended May 31, 2017 and 2016 were $0 and $0, respectively, $1,412 and $1,490, respectively. The future commitment is approximately $1,400 each year.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

4.	RELATED PARTY TRANSACTIONS (continued)

Equity investment

On April 28, 2016, the Company's wholly-owned subsidiary, Biotechnology International, entered into an investment agreement with Guangdong Tianmei. At that time, 88% of the equity in Guangdong Tianmei was owned by two individuals who together directly or indirectly owned approximately 57% of the Company's outstanding shares. The investment agreement required that Biotechnology International pay US$1,000,000 to acquire a 30% interest in an Australian corporation, which would indirectly own 100% of the equity in Guangdong Tianmei.

The acquisition by Biotechnology International of 30% of Tianmei Australia was completed in May 2016, at which time Tianmei Australia acquired ownership, through its wholly owned subsidiaries, of Guangdong Tianmei.

The net worth of Guangdong Tianmei at the time of the acquisition was $4,888,840, 30% of which was $1,466,652. As the Company and Guangdong Tianmei were under common control at the time of the acquisition, the $466,652 by which the Company's share of the net book value of Guangdong Tianmei exceeded the purchase price had been recorded as an increase to additional paid-in capital.

The changes in the equity investment are summarized as follows:

Initial investment-April 28, 2016	$1,466,652
Pro rata share of net income for the year ended November 30, 2016	4,536,760

Investment, November 30, 2016	6,003,412
Pro rata share of net income for the six months ended May 31, 2017	4,665,947

Investment, May 31, 2017	$10,669,359

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

4.	RELATED PARTY TRANSACTIONS (continued)

The following is summarized balance sheet information of the investee as of ended May 31, 2017:

Current assets	$51,625,008

Noncurrent assets	$1,825,790

Current liabilities	$3,123,635

Noncurrent liabilities	$-

Equity	$50,327,163

The following is a summary of results of operations of the investee for the six months ended May 31, 2017:

Revenue	$39,446,904
Cost of revenue	(13,228,818)
Expenses	(12,383,619)

Net income	$13,834,467

5.	LEASES

The Company leases its warehouse and office space from an unrelated third party under a one-year operating lease. The lease required the Company to prepay the total rent of US$86,912 (RMB 600,000) in advance for one year. On June 29, 2016, the Company renewed the lease with total rent of approximately US$86,900 (RMB 600,000), which commenced on July 2, 2016 and expires on July 1, 2017.

The following additional leases were in effect at May 31, 2017:

●	The Company leases its flagship store in Guangzhou from an unrelated third party. The lease commenced on June 1, 2016 and was to expire on May 31, 2017, and was renewed for another year. The lease required the Company to prepay the rent of $154,514(RMB 960,000) in advance for one year. The Company paid the rent in June 2017.

●	The Company leases its Foshan store, Longyan store and Zhuzhou store from three unrelated third parties. All three leases commenced on June 1, 2016 and were to expire on May 31, 2017 and were renewed for another year and expire on May 31, 2018. These leases each required the Company to prepay the rent of $61,912 (RMB 420,000) in advance for one year. The Company fully paid the rent in June 2017. Since these leases require the advance payment of the annual rent, there are no minimum payments remaining under these leases.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

5.	LEASES (continued)

Prepaid lease payments were $7,371 and $ 221,123 at May 31, 2017 and November 30, 2016, respectively. Rent expense for the three and six months ended May 31, 2017 and 2016 was $102,907 and $66,872, respectively, $205,028 and $133,557, respectively.

6.	FIXED ASSETS

Fixed assets as of May 31, 2017 and November 30, 2016 are summarized as follows:

	May 31, 2017	November 30, 2016

Electronic equipment	$127,785	$125,850
Motor vehicles	123,014	121,151
Office equipment	12,216	12,031

	263,015	259,032
Less: accumulated depreciation	(158,726)	(130,265)

Fixed assets - net	$104,289	$128,767

For the three and six months ended May 31, 2017 and 2016, depreciation expense was $13,050 and $14,653, respectively, $26,050 and $24,761, respectively.

7.	LOANS

The Company obtained non-interest bearing demand loans from a former officer and stockholder, who resigned on April 8, 2016. The loans of $228,359 and $228,238 at May 31, 2017 and November 30, 2016, respectively, are reflected as loans from third party.

The Company obtained non-interest bearing demand loans from one of its stockholders. The loans of $407,677 and $237,639 at May 31, 2017 and November 30, 2016, respectively, are reflected as loans from stockholder.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

8.	INCOME TAXES

The provision for income taxes for the three and six months ended May 31, 2017 and 2016 consisted of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$1,319,811	$416,553	$2,546,163	$539,969
Deferred	-	-	-	-

	$1,319,811	$416,553	$2,546,163	$539,969

No provisions for income taxes in the United States have been made. The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. Federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2017. However, there can be no assurance that the Internal Revenue Service (“IRS”) will agree with this position, and therefore the Company ultimately could be liable for U.S. Federal income taxes, interest and penalties. The tax years ended November 30, 2016 and December 31, 2015 and 2014 remain open to examination by the IRS.

The Company has not established deferred income taxes on accumulated undistributed earnings of Tianmei Australia. Such earnings are expected to remain reinvested indefinitely. Further, repatriation of all accumulated earnings would be impracticable to the extent that such earnings represents capital needed to support normal business operations.

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

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

9.	CONCENTRATION OF CREDIT AND BUSINESS RISKS (continued)

Major customers

For the three and six months ended May 31, 2017, three customers accounted for 66% and 64% of total sales, respectively, the largest of which accounted for 25% and 25%, respectively. For the three and six months ended May 31, 2016, three customers accounted for 64% and 64% of total sales, respectively, the largest of which accounted for 29% and 27%, respectively. As of May 31, 2017, three customers accounted for 71% of trade accounts receivable, the largest of which accounted for 27%. As of November 30, 2016, three customers accounted for 64% of trade accounts receivable, the largest of which accounted for 24%.

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

As of September 1, 2016, the Company has a long-term agreement with the Academy. This agreement entitles the Company to the exclusive right of first refusal to use the research related to advanced selenium-enrichment techniques and technology that the Academy develops. The agreement calls for quarterly payments of approximately $579,700 (RMB 4,000,000). For the use of the techniques and/or technology developed, additional charges will be negotiated. The agreement expires on August 31, 2026.

On April 8, 2016, Guangdong Gewang entered into a Performance Salary Assessment Agreement with the Company’s Chief Executive Officer (“CEO”). The agreement states that the CEO would receive additional monthly compensation of RMB 50,000 (approximately US$7,000), only when the monthly net income of Guangdong Gewang exceeds RMB 2,500,000 (approximately US$363,000). The agreement was to expire on April 7, 2017 and was renewed for an additional year. For the three and six months ended May 31, 2017, the CEO received $21,000 and $42,000, respectively, as additional monthly compensation. For the three and six months ended May 31, 2016, the CEO received $7,000 and $7,000, respectively, as additional monthly compensation.

On July 1, 2016, the Company entered into three year agreements with four of its directors for total compensation of approximately $15,000 (RMB 110,000) per month.

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following is the condensed financial information of China Gewang Biotechnology, Inc., the US parent, consisting of the balance sheet as of November 30, 2016, and statements of income and cash flows for the year ended November 30, 2016.

Condensed Balance Sheet

ASSETS	November 30, 2016

Other receivable from Guangdong Gewang	$14,848,200
Investment in subsidiaries	10,516,759
Equity investment	6,003,412

TOTAL ASSETS	$31,368,371

LIABILITIES AND stockholders’ EQUITY

Current liabilities:
Accrued expenses	$33,375
Loans from third party	220,396
Loans from stockholder	236,216

Total current liabilities	489,987

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 authorized, 75,000,000 shares issued and outstanding as of November 30, 2016	75,000
Additional paid-in capital	16,980,102
Retained earnings	14,771,252
Statutory reserve fund	759,094
Other comprehensive (loss)	(1,707,064)

Total stockholder’s equity	30,878,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,368,371

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statement of Income

For the year ended November 30, 2016

Revenues:
Share of earnings from investment in subsidiaries	$8,821,783
Equity investment	4,536,760

Operating expenses:
General and administrative	188,852

Net income	$13,169,691

Condensed Statement of Cash Flows

For the year ended November 30, 2016

Cash flows from operating activities:
Net income	$13,169,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(8,821,783)
Share of earnings from equity investment	(4,536,760)
Increase in accrued expenses and other liabilities	188,852

Net cash provided by (used in) operating activities	-

Net change in cash	-
Cash, beginning of period	-

Cash, end of period	$-

Noncash financing activities:
Payment of accrued expenses and other payables by shareholder	$298,938

CHINA GEWANG BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED) (IN U.S. $)

11.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Basis of Presentation

The Company records its investment in its subsidiaries and its equity investment under the equity method of accounting. Such investments are presented as “Investment in subsidiaries” and “Equity investment” on the condensed balance sheet and the subsidiaries profits are presented as “Share of earnings from investment in subsidiaries” and “Share of earnings from equity investment” on the condensed statement of income.

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

There were no cash transactions in the US parent company during the year ended November 30, 2016.

Restricted Net Assets

Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries were approximately $31,368,000 as of November 30, 2016.

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

The Company’s management has performed subsequent events procedures through July 12, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth key components of our results of operations during the three and six months ended May 31, 2017 and 2016, and the percentage changes between those two periods.

Three months ended May 31, 2017 and 2016:

	May 31,	May 31,
	2017	2016	Change
	(US $)	(US $)%
Revenue	$22,264,734	$5,437,183	$309%
Cost of Sales	(14,645,390)	(3,025,001)	384%
Gross profit	7,619,344	2,412,182	216%
Selling and marketing expenses	1,407,424	649,302	117%
General and administrative expenses	382,422	122,978	211%
Research and development expenses	583,868	-	100%
Total operating expenses	2,373,714	772,280	207%
Income from operations	5,245,630	1,639,902	220%
Other income	20,880	6,327	230%
Income before provision for income taxes	5,266,510	1,649,229	219%
Provision for income taxes	1,319,811	416,553	217%
Equity in income of investee	2,512,935	408,275	516%
Net income before noncontrolling interests	6,459,634	1,637,951	294%
Noncontrolling interests	(79,622)	(62,483)	27%
Net income attributable to common stockholders	$6,380,012	$1,575,468	305%
Earnings per common share-basic and diluted	0.09	0.03	200%

Six months ended May 31, 2017 and 2016:

	May 31,	May 31,
	2017	2016	Change
	(US $)	(US $)%
Revenue	$43,406,866	$6,655,281	$552%
Cost of Sales	(28,599,695)	(3,367,609)	749%
Gross profit	14,847,171	3,287,672	352%
Selling and marketing expenses	2,852,337	919,973	210%
General and administrative expenses	763,777	259,939	194%
Research and development expenses	1,163,280	-	100%
Total operating expenses	4,779,394	1,179,912	305%
Income from operations	10,067,777	2,107,760	378%
Other income	21,157	12,585	68%
Income before provision for income taxes	10,088,934	2,120,345	376%
Provision for income taxes	2,546,163	539,969	372%
Equity in income of investee	4,665,947	408,275	1,043%
Net income before noncontrolling interests	12,208,718	1,988,651	514%
Noncontrolling interests	(152,770)	(80,995)	89%
Net income attributable to common stockholders	$12,055,948	$1,907,656	532%
Earnings per common share-basic and diluted	0.16	0.03	433%

Sales

Our sales increased to $22,264,734 and $43,406,866 for the three and six months ended May 31, 2017, respectively, from $5,437,183 and $6,655,281 for the three and six months ended May 31, 2016, respectively. Since the end of the prior year's quarter, we have begun to wholesale products manufactured by other companies through our distribution network and have also increased the volume of sales of our Jindanli branded products. Since March 2016, we have signed agreements with seven distributors to distribute selenium products to chain stores encompassing hundreds of retail stores, and we made net sales of selenium-related products totaling $16,927,842 and $32,866,456 to these distributors during the three and six months ended May 31, 2017, respectively. The following factors had the greatest impact on our increase in sales:

●	Total wholesale net sales, including our Jindanli branded products and products manufactured by other companies to our distribution network of 15 wholesale customers by our headquarters marketing personnel increased by $15,117,997 and $33,302,628 for the three and six months ended May 31, 2017, respectively, in comparison to prior periods, primarily due to an increase in the number of sales personnel during the latter portion of fiscal year 2016;

●	Of the total increase in wholesale sales for three and six months ended May 31, 2017, $16,927,842 and $32,866,456 was attributable to the wholesale of 89 selenium product types manufactured by other companies. In the first quarter of fiscal year 2016, we did not wholesale any products other than our Jindanli branded products and in the second quarter total wholesale sales of non-Jindanli products were only $1,295,138. Since March 2016, we have signed agreements with six manufacturers and with seven distributors to create a network for our distribution of selenium products to chain stores, and this expansion of our customer base has greatly increased our volume of sales.

●	Retail sales increased by $1,709,554 and $3,448,957, or 355% and 396% during the three and six months ended May 31, 2017, respectively. Due to increased rent and unsatisfactory pedestrian flow, we closed our Changcheng, Xiamen and Changsha stores on May 31, 2016 and opened stores in Foshan, Longyan and Zhuzhou and a flagship store in Guangzhou on June 1, 2016. The new stores are located in areas with better pedestrian flow, resulting in a sharp increase in retail sales. In addition, the new stores stock an inventory of over 90 selenium products, whereas the previous stores stocked only our three selenium supplements.

Gross Profit

For the past three years we have sold our three selenium supplements, and only in March 2016 began to resell a wide variety of selenium-related products that we purchase at wholesale. After increasing during the 2014 and 2015 fiscal years, the unit prices that we pay to our manufacturers for the selenium supplements stabilized in the second quarter of fiscal 2016. As a result, our gross margin for selenium supplements was not significantly changed: 72.1% and 72.1% in the three and six months ended May 31, 2017, respectively, compared to 71.6% and 72.7% in the three and six months ended May 31, 2016, respectively. However, the selenium-related products that we resold during three and six months ended May 31, 2017 yielded a gross margin of only 28% and 25%, respectively. As a result, our overall gross margin during the three and six months ended May 31, 2017 declined to 34.2% from 44.4% and 34.2% from 49.4%, respectively.

Selling expenses

Our selling and marketing expenses increased by 117% to $1,407,424 and 210% to $2,852,337, respectively, for the three and six months ended May 31, 2017 from $649,302 and $919,973 for the three and six months ended May 31, 2016, respectively. Our selling expenses include rent, transportation expenses, advertising expenses and salaries incurred for the sales function, all of which will tend to increase as our sales increase. In the three and six months ended May 31, 2017, we incurred $437,957 and $887,001, respectively, in advertising expense, which is significantly higher than we incurred in the past. We are committed to paying our current rate of advertising costs until September 30, 2017.

General and administrative expenses

Our general and administrative (“G&A”) expenses increased by 211% to $382,422 and 194% to $763,777 for the three and six months ended May 31, 2017, respectively, from $122,978 and $259,939 for the three and six months ended May 31, 2016, respectively. The largest components of our G&A expenses are the salaries of administrative personnel and fringe benefits provided to all of our staff. The change in G&A expenses occurred primarily as a result of the expansion of our business over the prior year, as reflected in the growth of our sales, which led to increases in travel and entertainment expenses. In addition, to enable us to manage our expanding operations, we added administrative personnel.

Income from operations

Because the sharp increase in our sales generated a material increase in our gross profit, income from operations increased by 220% to $5,245,630 and 378% to $10,067,777 for the three and six months ended May 31, 2017, respectively, from $1,639,902 and $2,107,760 for the three and six months ended May 31, 2016, respectively.

As we have very little debt, our interest expense was substantially offset by interest income earned on our bank balances, resulting in other income of $20,880 and $6,327, respectively, for the three months ended May 31, 2017 and 2016, and $21,157 and $12,585, respectively, for the six months ended May 31, 2017 and 2016. Our pre-tax income, therefore, was $5,266,510 and $10,088,934 for the three and six months ended May 31, 2017, respectively, from $1,646,229 and $2,120,345 for the three and six months ended May 31, 2016, respectively.

Net income

Due to the increase in our pre-tax income, our provision for income taxes increased by 217% to $1,319,811 and 372% to $2,546,163 for the three and six months ended May 31, 2017, respectively, from $416,553 and $539,969 for the three and six months ended May 31, 2016, respectively. In this period, our effective tax rate was the same as the statutory rate of 25%.

We also recorded equity investment income of $2,512,935 and $4,665,947, representing our 30% interest in the net income reported by Tianmei Australia for the three and six months ended May 31, 2017, respectively. After deducting the provision for income taxes and adding equity in income of investee, China Gewang reported net income before noncontrolling interests of $6,459,634 and $12,208,718, respectively, $1,637,951 and $1,988,651, respectively, for the three and six months ended May 31, 2017 and 2016.

Before August 8, 2016, the VIE Agreements assigned to Gewang Selenium 95% of the net income of Guangdong Gewang. On August 8, 2016, Gewang Selenium purchased 98% of the registered equity of Guangdong Gewang. Our non-controlling interest, therefore, was reduced from 5% to 2%. We recorded a deduction for noncontrolling interests of $79,622 and $152,770, respectively, $62,483 and $80,995, respectively, for the three and six months ended May 31, 2017 and 2016, after which our net income attributable to common stockholders was $6,380,012 ($0.09 per share) and $12,055,948 ($0.16 per share), respectively, for the three and six months ended May 31, 2017, compared to $1,575,468 ($0.03 per share) and $1,907,656 ($0.03 per share), respectively, for the three and six months ended May 31, 2016.

Foreign Currency Translation Adjustment

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. For the three and six months ended May 31, 2017 and 2016, foreign currency translation adjustments of $442,410 and $501,254, respectively, $(122,371) and $(308,784), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of income and comprehensive income (loss). The loss during the three and six months ended May 31, 2016 was primarily due to devaluation of the PRC currency of approximately 3.5% in three months ended February 29, 2016. Additional devaluations could occur in the future and affect our results.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is, therefore, no guarantee the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation. Substantially all of our assets are located in the PRC, which makes it difficult for any funds to be utilized outside the PRC.

Liquidity and Capital Resources

We have financed our operations primarily through cash flow from operations and sale of our common stock. As a result, at May 31, 2017, our only debt was $636,036 in demand loans, which consisted of US Dollars loaned to pay our administrative expenses in the U.S.. The debt at May 31, 2017 represented an increase of $170,159 during the six months.

During the six months ended May 31, 2017, our working capital of $33,143,815 represented an increase of $7,998,094, approximately equal to our net income of $7,542,771 before adding our portion of Guangdong Tianmei's income. The approximation of our net income from the operations of Guangdong Gewang to the increase in our working capital occurs because our operations, which involve no manufacturing and limited real estate, require very modest capital investments and, as a result, almost all of our assets (other than our investment in Guangdong Tianmei) and all of our liabilities are current. Until we further implement our plan to open a series of dedicated retail stores, which will add depreciable capital assets to our balance sheet, net income should continue to increase our working capital.

During the six months ended May 31, 2017, we used cash for neither investing nor financing. During the six months ended May 31, 2016 we used $78,567 to purchase equipment, and we obtained $9,848,200 from the sale of shares of our common stock. As we develop our physical presence by investing in retail stores, cash used in investing activities will increase, and may require expansion of our cash flows from financing activities.

During the six months ended May 31, 2017, although we recorded net income of $12,208,718, our operations provided only $8,807,080 in net cash. The primary reasons for the difference were:

●	Our net income included $4,665,947 attributable to our investment in Guangdong Tianmei, which represents our 21.2% equity interest in the net income of Guangdong Tianmei for the quarter.

●	The marked increase in our sales volume during the six months caused our accounts receivable balance at May 31, 2017 to exceed the balance at November 30, 2016 by $3,131,874. All of these receivables have been collected since May 31, 2017.

These uses of cash were partially offset by a $2,687,137 reduction in our prepaid expenses balance. This primarily represents the amortization of promotion fees prepaid during fiscal year 2016 to certain or our distributors, which are being amortized over the terms of our distribution agreements. In addition, we recorded a $1,158,537 increase in our accounts payable and a $365,912 increase in our tax payable, both of which reflect the growth in our operations.

We have no long-term debt or any debt other than the loans of U.S. dollars discussed above. Our most significant capital commitments for the next year are:

●	Our quarterly payments to the Academy for a selenium enrichment technology and research related to advanced selenium-enrichment techniques. Currently, we have committed to paying the Academy RMB 600,000 (US$87,000) per year for the next four years for selenium-enrichment technology and RMB 4,000,000 (US$579,700) quarterly for research related to advanced selenium-enrichment techniques for the next ten years. We expect to fund these fees from operations.

●	In the short term, over the next year we expect to renew all of our current leases, which will require prepayment of RMB 2,820,000 (US$410,056), which we expect to pay from operations. We also hope to open up to 26 new retail stores, which will require a capital commitment of US$2,309,000.

●	During fiscal year 2016 we expended $3,745,884 on promotion fees to distributors. These fees are generally paid up front on an annual basis. Because of the increase in our sales, which we believe has resulted in part from our sales team seeking out new wholesale customers and paying these promotion fees, we plan to spend more on promotion fees in the upcoming fiscal year. We have projected that we could spend up to RMB 57,283,200 (US$8,279,367) in promotion fees in the 2017 fiscal year.

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

Impact of Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 3 to our consolidated financial statements included in this Form 10-Q.

In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update ("ASU") ASU 2016-02 – Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We believe the adoption of the new standard will have no effect on our financial statements since all of our leases are prepaid.

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

To the extent that we need to convert U.S. dollars into RMB for our operations, acquisitions or other uses within China, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. To the extent that we seek to convert RMB into U.S. dollars, depreciation of the RMB against the U.S. dollar would have an adverse effect on the U.S. dollar amount we receive from the conversion. As of May 31, 2017, we had RMB-denominated cash, cash equivalents, and short-term investments of RMB152.1 million, which we recorded as US$22,415,103 on our balance sheet. A 10% change in the exchange rate between the RMB and the U.S. dollar would result in an increase or decrease of $2,241,510 in the U.S. dollar-denominated value of this cash, cash equivalents and short-term investments.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2017.

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

(a) Unregistered sales of equity securities

None during the 2nd quarter of fiscal 2017.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2017.

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

CHINA GEWANG BIOTECHNOLOGY, INC.

Date: July 17, 2017	By:	/s/ Li Wang
Li Wang, Chief Executive Officer

	By:	/s/ Ming Cheng
Ming Cheng, Chief Financial and Accounting Officer

*   *   *   *   *

